Form 10-K405
period 1995-12-31
ASIA MEDIA COMMUNICATIONS LTD
filed 1996-04-12
CIK 823190

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
 (MARK ONE)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-23462

                         ASIA MEDIA COMMUNICATIONS, LTD.
             (Exact name of registrant as specified in its charter)

               NEVADA                                          88-0207089
     (State or other jurisdiction                           (IRS employer
   of incorporation or organization)                      identification No.)

                            RUE-FRITZ-COURVOISIER 40
                             2300 LA CHAUX-DE-FONDS
                                   SWITZERLAND
                    (Address of principal executive offices)

                                  011-4139-7656
               Registrant's telephone number, including area code
                            -----------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  TITLE OF EACH CLASS:               NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------                -----------------------------------------
    Common Stock                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  Common Stock
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes |X|    No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

        The registrant has been inactive and there is no market value of the voting stock held by non-affiliates of the registrant.

        The number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date are:


   CLASS OF SECURITIES:                              OUTSTANDING AT 12/31/95
Common Stock, Par Value $.01                             8,037,586 Shares
================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Throughout 1995 the Registrant was inactive and sought financing to recommence its operations.

     On March 18, 1996 (the "Effective Date"), the Registrant completed a merger (the "Merger") with Kremlyovskaya Group, Inc., a privately held Delaware corporation ("KGI"). Pursuant to the provisions of an Agreement and Plan of Merger, dated the Effective Date (the "Merger Agreement"), by and among the Registrant, AMC Merger Co., Inc., a Nevada corporation and a wholly owned subsidiary of the Registrant ("MergerCo"), KGI and Riccardo Fanchini and Robert Gaspar, two principal shareholders of KGI, on the Effective Date, MergerCo was merged with and into KGI, with KGI being the surviving entity. In connection therewith, the shares of MergerCo's common stock outstanding immediately prior to the Merger were converted into shares of KGI's common stock and each of the 15,500 shares of KGI common stock outstanding immediately prior to the Merger was converted into the right to receive 5,750 shares (89,125,000 in the aggregate) of the Registrant's common stock.

     KGI, through its wholly owned subsidiary, Kremlyovskaya Group NV, a Belgium corporation ("KGNV"), is engaged in the distribution of Kremlyovskaya vodka, a proprietary brand of premium vodka manufactured by others pursuant to KGNV's formula and specifications. The primary market for such vodka during 1995 was Russia, where the Kremlyovskaya brand was the number one imported vodka in quantity. KGNV also distributes, primarily in Russia, luxury consumer goods such as chocolates, fine cigars and liquors, and general merchandise such as cigarettes, beer and wine.

ITEM 2.  PROPERTIES

     None.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Registrant has been inactive and its Common Stock has had no market value.

ITEM 6.  SELECTED FINANCIAL DATA

     Registrant emerged from Chapter 11 Federal Bankruptcy proceedings on January 31, 1994 and since such date through December 31, 1995 was inactive. Therefore, no comparisons to years prior to 1994 are included in the following selected financial data.

                             SUMMARY FINANCIAL DATA


                                     Year Ended                   11 Months Ended
                                     December 31, 1995              December 31, 1994
    Total Assets                     $      0                   $   9,919
    Total Liabilities                $ 20,168                   $  18,007
    Stockholders' Equity (Deficit)   $(20,168)                  $  (8,088)
    Per Common Share (loss)          $  (.001)                  $    (.01)
    Net Sales                        $      0                   $       0
    Net Loss                         $(12,080)                  $ (71,048)

                                  COMMON STOCK:

               Shares outstanding at 12/31/95                      8,037,586

               The Registrant has been inactive and its Common Stock has had no market value.



ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          RESULTS  OF OPERATIONS


        The Registrant has been inactive and has been seeking financing to recommence its operations. Therefore, no discussion or analysis of financial condition is contained herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See the financial statements of registrant for the period December 31, 1995 attached hereto and incorporated herein by reference.










                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name and Address                    Age       Capacities
- ----------------                    ---       ----------
Ian W. Rice                         56        Chairman of the
Rue-Fritz-Courvoisier 40                      Board of Directors
2300 La Chaux-de-Fonds
Switzerland

Anthony J. Cataldo                  45        Director, Chief Executive Officer and
63 Northeast Village Road                             Chief Financial Officer
Concorde, NH  03301

Robert Bruloot                      59        Director
South Pointe Towers, Unit # 404
400 South Pointe Drive
Miami Beach, FL 33139

Valentin Kassatkine                50         Director
Lange Nieuwstraat 58
2000 Antwerp, Belgium

Kurt Schlapfer                     43         Director
Gehrstrasse 21
8908 Hedingen
Switzerland


                             BACKGROUND INFORMATION

Ian W. Rice - From 1985 to the  present,  Mr.  Rice has been a director of Sigma
Limited, S.A., an investment firm in Switzerland. From 1987 until 1992, Mr. Rice was a director of Nevan Resources Plc., an Irish public company engaged in the mining business. From 1992 until November 1994, Mr. Rice was a director of Rare
Earth Resources, Ltd., a publicly held Canadian corporation engaged in the mining business. From January 31, 1994 to the present, he has been an officer and director of the Registrant. Mr. Rice devotes his time as necessary to the business of Registrant.

Anthony J.  Cataldo - From January, 1990 until July, 1995,  Mr.  Cataldo was the
Chairman and Chief Executive Officer of Management Technologies, Inc., a manufacturer and distributor of computer software used in connection with electronic funds transfers by banks and whose stock is included for quotation on the NASDAQ SmallCap Market. From August 1995 until February 19,1996, Mr. Cataldo served as an independent financial consultant to several companies in connection with capital raising activities. From March 19, 1996 to the present, Mr. Cataldo has been a director and officer of the Registrant.

Robert Bruloot - From 1987 until 1990, Mr. Bruloot was employed in various capacities, lastly as President International and Chief Marketing Officer, by Interbrew S.A., a brewer and international distributor of beer and soft drinks. Since 1990, Mr. Bruloot has been a director of Pierre Balmain, Paris, a company engaged in haute couture, perfumes and licensing and since 1990 and until 1995, Mr. Bruloot was the president and chief executive officer of the parent holding company of Pierre Balmain of which he is now the Chairman. In April 1995, Mr. Bruloot joined the Registrant's now indirect wholly owned subsidiary, Kremlyovskaya Group N.V., in Antwerp, and serves as Vice President for international business.

Valentin Kassatkine - From 1968 to 1987, Mr. Kassatkine was engaged in administrative, liaison and supply duties with the Soviet Red Cross, UNICEF and the World Health Organization and served as an administrative officer and as a director on various desks within those bodies. From 1987 to 1990, Mr. Kassatkine was a director of Cooperative Real Estate, a company engaged in real estate in Moscow. From 1990 to 1993, he was a director of exports to Russia for a private
Belgian company  responsible for arranging exports to Russia from the West. From
1993 to the present,  Mr. Kassatkine has been a director of Cats Home Inmobilien
N.V.,  a private  Belgian  company  engaged in the real estate  business.  Since
January 1995, Mr. Kassatkine has been employed by the Registrant's now indirectly wholly owned subsidiary, Kremlyovskaya Group N.V., in Antwerp, where he has special responsibility for exports to and from Russia and the former
Soviet Republics.

Kurt Schlapfer - From 1972 until 1995, Mr. Schlapfer has been engaged in the banking industry in Switzerland. In 1987, he became First Vice President of Credit Bank Zurich, a Swiss private bank now known as CB Capital Bank and in 1990, Mr. Schlapfer became Chief Executive Officer of that bank and remained as Chief Executive Officer until 1995. From 1991 to 1995, he also served as Senior
Vice President of KB Kredit Bank, a subsidiary of CB Capital Bank.  From 1987 to
1995, Mr. Schlapfer served as a director of several private companies in Switzerland and Luxembourg. Since July, 1992, Mr. Schlapfer has served as a director of Marshall Minerals Corp., a Canadian gold mining company whose stock is traded on the Toronto Stock Exchange. In December 1995, Mr. Schlapfer resigned from CB Capital Bank and KB Kredit Bank to concentrate on his financial consultancy business.

ITEM 11.  EXECUTIVE COMPENSATION

     During calendar 1995, none of the officers or directors were compensated for their services as the Registrant was inactive. It is contemplated that during 1996, as a result of the completion of the merger with Kremlyovskaya
Group, Inc., the directors and officers will be compensated for their services to the Registrant by way of cash, bonuses, incentives, stock options or grants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  following  table  sets  forth  information   regarding   ownership  of
Registrant's  Common Stock as of the date of this report by all shareholders who own 5% or more of Registrant's common stock:




                                           Amount and
                                           Nature of
                             Title of      Beneficial            Percent of
Name and Address              Class        Ownership               Class
- ----------------             --------      ----------            ----------

Iouri Bukhovski
Van Putlei 41                Common         8,883,750               9.45%
2018 Antwerp, Belgium                       Direct


Riccardo Fanchini
Van Putlei 41                Common         8,883,750               9.45%
2018 Antwerp, Belgium                       Direct


Guerman Liberman
Van Putlei 41                Common         8,883,750               9.45%
2018 Antwerp, Belgium                       Direct


Yacov Tilipman
Van Putlei 41                Common         8,883,750               9.45%
2018 Antwerp, Belgium                       Direct




     The following table lists, as of the date hereof, the number and percentage of each class of equity shares of Registrant or any of its subsidiaries beneficially owned, directly or indirectly, by each officer and director, and by all directors and officers of Registrant, as a group:



                  Name of                Amount and Nature            Percent
Title             Beneficial                   of                      of
of Class           Owner                 Beneficial Ownership           Class
- --------          ----------             --------------------         --------

Common            Ian W. Rice(1)         2,200,000 Indirect              2%

Common            Valentin Kassatkine    4,283,750 Direct                4.55%


Common            All officers and       6,483,750                        6.55
                  directors as a
                  group



     Registrant does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of registrant.


- ----------------------

(1) These shares are held in the name of Marlow Properties, Inc./Tortola Services, Ltd., a company of which Mr. Rice is the sole officer, director and principal shareholder.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 16, 1996, Marlow Properties, Inc., a company of which Mr. Ian Rice is the sole officer, director, and principal shareholder, and Melissa Rice, Mr. Rice's daughter, agreed to cancel, respectively, 3,040,000 and 152,000 shares of the Registrant's common stock which had been issued in connection with the acquisition by the Registrant of a video library that has not proved commercially exploitable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (1) Financial Statements at December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ASIA MEDIA COMMUNICATIONS, LTD.
                             a Nevada Corporation


Dated:  April 12, 1996       By:    /s/ IAN W., RICE
                                    -----------------------------------
                                    Ian W. Rice, Chairman



Dated:  April 12, 1996       /s/ ANTHONY CATALDO
                             ------------------------------------------
                             Anthony Cataldo, Director, Chief Executive Officer
                             and Chief Financial Officer


Dated:  April 12 1996        /s/ ROBERT BRULOOT
                             ------------------------------------------
                             Robert Bruloot



Dated:  April 12, 1996       /s/ VALENTIN KASSATKINE
                             ------------------------------------------
                             Valentin Kassatkine


Dated:  April 12, 1996       /s/ KURT SCHLAPFER
                             ------------------------------------------
                             Kurt Schlapfer

                         ASIA MEDIA COMMUNICATIONS, INC.
                           (FORMERLY SPERZEL-NV, INC.)
                          AUDITED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994

                                  [LETTERHEAD]


                          Independent Auditor's Report





To the Board of Directors
   of Asia Media Communications, Ltd.
  (Formerly Sperzel-NV, Inc.)

        We have audited the accompanying balance sheets of Asia Media Communications, Ltd., (formerly Sperzel-NV, Inc.) (a corporation) as of December 31, 1995 and 1994 and the related statements of operations, stockholders' equity and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Media Communications, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the year and eleven month periods then ended in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6, the Company has no cash, and it is uncertain at this point whether the Company will be able to pay its liabilities in the normal course of the business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


                                        /s/ ALBRIGHT, PERSING & ASSOCIATES, LTD.
                                            -----------------------------------
                                            Albright, Persing & Associates, Ltd.



March 20, 1996
Reno, Nevada

                         ASIA MEDIA COMMUNICATIONS, INC.
                           (FORMERLY SPERZEL-NV, INC.)
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                            (SEE ACCOUNTANTS' REPORT)


                                     ASSETS
                                                                    1995          1994
                                                                 ---------    ----------
Current Assets:
     Cash                                                   $            -   $     9,919
                                                             -------------    ----------
             Total Current Assets                                        -         9,919
                                                             -------------    ----------

             Total Assets                                   $            -   $     9,919
                                                             =============    ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                        $      3,422    $         -
                                                              -----------     ----------
         Total Current Liabilities                                  3,422              -
                                                              -----------     ----------

Advances from Related Parties (Note 3)                             16,746         18,007
                                                              -----------     ----------

         Total Liabilities                                         20,168         18,007
                                                              -----------     ----------

Stockholders' Equity:
     Common stock, $.01 par value, 100,000,000
         shares authorized, 8,037,586 shares
         issued and outstanding                                   170,132        170,132
     Additional paid-in capital                                   626,549        626,549
     Retained earnings (deficit)                                  (83,128)       (71,048)
                                                               ----------     ----------
                                                                  713,553        725,633
     Less: Treasury stock (Note 4)                               (733,721)      (733,721)
                                                               ----------     ----------
                                                                  (20,168)        (8,088)
                                                               ----------     ----------

             Total Liabilities and Stockholders' Equity       $         -    $     9,919
                                                               ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                         ASIA MEDIA COMMUNICATIONS, INC.
                           (FORMERLY SPERZEL-NV, INC.)
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                  AND THE ELEVEN MONTHS ENDED DECEMBER 31, 1994
                            (SEE ACCOUNTANTS' REPORT)


                                                                              Eleven
                                                            Year Ended      Months Ended
                                                           December 31,     December 31,
                                                               1995             1994

Net Sales                                                  $         -       $         -
                                                            ----------        ----------

Costs and Expenses:
     Cost of sales                                                   -                 -
     Selling, general and administrative expenses:
         Legal and accounting expenses                          11,537            46,857
         Other expenses                                            543            24,191
                                                            ----------        ----------
             Total Costs and Expenses                           12,080            71,048
                                                            ----------        ----------

Loss Before Income Tax Benefit                                 (12,080)          (71,048)

Income Tax (Benefit)
     Current                                                    (1,812)           26,641
     Deferred                                                    1,812           (26,641)
                                                           -----------        ----------
                                                                     -                 -
                                                           -----------        ----------

Net Loss                                                   $   (12,080)    $     (71,048)
                                                            ==========      ============

Loss Per Common Share                                      $    (0.001)    $       (0.01)
                                                            ==========      ============


   The accompanying notes are an integral part of these financial statements.

                         ASIA MEDIA COMMUNICATIONS, INC.
                           (FORMERLY SPERZEL-NV, INC.)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                  AND THE ELEVEN MONTHS ENDED DECEMBER 31, 1994
                            (SEE ACCOUNTANTS' REPORT)



                                                                                Retained
                                                                   Additional    Earnings                    Total
                                          Number        Common      Paid-in    (Accumulated   Treasury    Stockholders'
                                         of Shares       Stock      Capital      deficit)      Stock         Equity
                                         ---------    ----------   ----------  ------------  ----------   -------------
Balances, January 31, 1994               7,037,586       160,132      536,549             -    (733,721)         (37,040)

Issuance of 1,000,000 shares of stock
   at par value ($.01/share) for cash    1,000,000        10,000       90,000             -           -         100,000

   Net Loss                                      -             -            -       (71,048)          -         (71,048)
                                         ---------    ----------   ----------  ------------   ---------   -------------

Balances, December 31, 1994              8,037,586       170,132      626,549       (71,048)   (733,721)         (8,088)

         Net Loss                                -            -             -       (12,080)   (733,721)        (12,080)
                                         ---------    ----------   ----------  ------------   ---------   -------------

Balances, December 31, 1995              8,037,586    $  170,132   $  626,549  $    (83,128)  $(733,721)  $     (20,168)
                                         =========    ==========   ==========  ============   =========   =============

   The accompanying notes are an integral part of these financial statements.

                         ASIA MEDIA COMMUNICATIONS, INC.
                           (FORMERLY SPERZEL-NV, INC.)
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                  AND THE ELEVEN MONTHS ENDED DECEMBER 31, 1994
                            (SEE ACCOUNTANTS' REPORT)


                                                                                Eleven
                                                          Year Ended         Months Ended
                                                         December 31,        December 31,
                                                             1995                1994
                                                         ------------        ------------

Cash Flows From Operating Activities:

     Net (loss)                                            $   (12,080)       $  (71,048)
                                                            ----------         ---------

     Adjustments to reconcile net (loss) to net cash
         provided by operating activities
             Loss on sale of property                                -               501

     Changes in assets and liabilities
         Decrease in deposits                                        -             5,900
         Increase (Decrease) in accounts payable                 3,422            (6,443)
         (Decrease) in accrued liabilities                           -           (25,500)
         (Decrease) Increase in advances from stockholder       (1,261)               64
                                                            ----------       -----------
             Total adjustments                                   2,161           (25,478)
                                                            ----------        ----------
             Net cash used in operating activities              (9,919)          (96,526)
                                                             ---------        ----------

     Cash Flows From Financing Activities:
         Proceeds from sale of common stock                          -           100,000
                                                         -------------        ----------

             Net cash provided by financing activities               -           100,000
                                                         -------------        ----------

             Net (decrease) increase in cash and cash
                  equivalents                                   (9,919)            3,474

         Cash and cash equivalents, beginning of period          9,919             6,445
                                                            ----------        ----------

         Cash and cash equivalents at December 31       $            -       $     9,919
                                                         =============        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
- -------------------------------------------------

     Cash paid for the periods ended December 31, 1995 and 1994:
         Income taxes                                   $            -      $           -
                                                         =============       ============
         Interest                                       $            -      $           -
                                                         =============       ============

DISCLOSURE OF ACCOUNTING POLICY
- -------------------------------

     For purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


   The accompanying notes are an integral part of these financial statements.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying balance sheet includes the accounts of Asia Media Communications, Ltd., a corporation purchased by Sperzel-NV, Inc. on January 31, 1994. On the same date, Sperzel-NV, Inc. changed its name to Asia Media Communications, Ltd. As Asia Media Communications, Ltd., the Company had attempted to acquire the licensing rights for distribution of videos in the Far East. However, the acquisition was never completed and the Company is seeking opportunities in other business ventures.

Income Taxes

     During 1993, the Company changed its method of accounting for income taxes and deferred taxes to conform with new requirements of the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 retained the current requirements to record deferred income taxes for temporary differences that are reported in different years for financial reporting and for tax purposes; however, the methodology for calculating and recording deferred income taxes has changed. Under the liability method adopted by SFAS No. 109, deferred tax liabilities or assets are computed using the tax rates that will be in effect when the temporary differences reverse. Also, requirements for recognition of deferred tax assets and operating loss and tax credit carryforwards were liberalized by requiring their recognition when and to the extent that their realization is more likely than not.

Business Activity

     The Company, a Nevada corporation, with its administrative office now located in Switzerland, was incorporated on February 20, 1985. At the present time, the Company has no current operations, and is actively attempting to acquire a business operation, or obtain one through merger with a privately-held company seeking to go public.

Noncash Securities Issuance

     Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair market value of the services received in exchange.

Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income (Loss) per Share

     The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Use of Estimates

     The  preparation  of financial  statements  in  conformity  with  generally accepted accounting principles requires the Company to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the financial statements, and (3) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - PLAN OF REORGANIZATION

     On May 21, 1992, the Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Nevada.

     On January 31, 1994, the Bankruptcy Court confirmed the Company's plan of reorganization. The confirmed plan provided for the following:

     Secured Debt - The Company's $16,500 of secured debt (secured by a first mortgage on four timeshare interests owned by the Company in Fairfield Bay, Arkansas) will be paid off when the Company sells the timeshare interests for the amount of debt owed on them.

     Priority Tax Claims - Payroll taxes and bankruptcy administration costs of $6,443 will be paid in cash or, alternatively, by the issuance of one share of the Company's stock for each $1 owed to the creditor. The choice of payment is decided by the creditor.

     Trade and Other Miscellaneous Claims - The holders of approximately $99,000 of trade and other miscellaneous claims will receive one share of the Company's common stock in exchange for every $1, or part thereof, due and owing to each creditor, resulting in the additional issuance of 99,000 shares of the Company's common stock. Holders of executory contracts will receive approximately 3 million shares of stock in fulfillment of such contract.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994

NOTE 2 - PLAN OF REORGANIZATION - Continued

Common Stock - The holders of approximately 1.4 million outstanding shares of the Company's existing stock will retain their shares, but they will be reverse split 10 to 1, resulting in present shareholders holding approximately 140,000 shares of the Company's common stock.

     Purchase of Asia Media Communications, Ltd. - The Company will be allowed to purchase the net assets of Asia Media Communications, Ltd. (the combinee) by issuing 3,800,000 shares of the Company's common stock.

     The effect of the plan of reorganization on the Company's balance sheet as of January 31, 1994 is as follows:


                                                                                                                         Asia Media
                                                                                        Purchase of                  Communications
                                                           Pre-            Debt          Asia Media                     Reorganized
                                                       Confirmation     Discharge    Communications     Fresh Start   Balance Sheet
                                                       ------------     ---------    --------------     -----------  --------------

ASSETS

Current Assets:
    Cash                                                   $  6,443     $   --          $      2        $     --          $  6,445
    Accounts receivable                                      41,762      (41,762)             --              --                --
    Less: Allowance for
       doubtful accounts                                    (41,762)      41,762              --              --                --
    Assets to be disposed of
       valued at market, which
       is lower than cost                                      --             --              --               --               --
                                                           --------     --------        --------         --------         --------
          Total Current Assets                                6,443           --               2               --            6,445
                                                           --------     --------        --------         --------         --------


Property and Equipment:
   Assets to be disposed of
       valued at market, which
       is lower than cost                                    17,058           --              --          (16,557)             501
                                                           --------     --------        --------         --------         --------

Other Assets:
   Deposits                                                      --           --           5,900              --             5,900
   Goodwill                                                      --           --          75,541          (75,541)              --
                                                           --------     --------        --------         --------         --------
                                                                 --           --          81,441          (75,541)           5,900

Total Assets                                               $ 23,501       $   --        $ 81,443         $(92,098)         $12,846
                                                           ========     ========        ========         ========         ========


                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994

NOTE 2 - PLAN OF REORGANIZATION - Continued


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities Not Subject to
    Compromise:
       Accounts payable                           $  6,443     $    --        $    --        $   --        $   6,443
       Accrued liabilities                            --            --          25,500           --           25,500
       Advances from stockholders                     --            --          17,943           --           17,943
       Note payable                                 16,557          --            --          (16,557)          --
                                                  --------      --------      ---------      ---------     ---------
                                                    23,000          --          43,443        (16,557)        49,886
                                                  --------      --------      ---------      ---------     ---------

Liabilities Not Subject to
    Compromise:
       Prepetition liabilities                     102,407      (102,407)         --             --             --
                                                  --------      --------      ---------      ---------     ---------

          Total Liabilities                        125,407      (102,407)       43,443        (16,557)        49,886
                                                  --------      --------      ---------      ---------     ---------

Stockholders' (Deficit) Equity:
    Common stock                                    91,138        30,994        38,000          --           160,132
    Additional paid-in capital                     679,203        71,413          --         (214,067)       536,549
    Retained earnings (deficit)                   (138,526)         --            --          138,526           --
                                                  --------      --------      ---------      ---------     ---------
                                                   631,815       102,407        38,000        (75,541)       696,681
    Less Treasury stock                           (733,721)         --            --             --         (733,721)
                                                  --------      --------      ---------      ---------     ---------
                                                  (101,906)      102,407        38,000        (75,541)       (37,040)
                                                  --------      --------      ---------      ---------     ---------

          Total Liabilities and
            Stockholders' (Deficit)
            Equity                               $  23,501     $    --        $ 81,443      $ (92,098)     $  12,846
                                                  ========      ========      =========      =========     =========

    The company has accounted for its reorganization using fresh-start reporting. All assets and liabilities have been restated to reflect their reorganization values, which approximates fair values at the reorganization date.


NOTE 3 - ADVANCES FROM RELATED PARTIES

    Advances from related parties consists of amounts advanced by a related company. The advanced amounts carry no specific repayment terms or interest rate.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994

NOTE 4 - TREASURY STOCK

    Treasury stock is shown at cost and consists of 771,290 shares of common stock. The shares held in the treasury were adjusted for the effects of a reverse 1 to 10 stock split.

NOTE 5 - INCOME TAXES

    Because the Company has not generated any taxable income since its emergence from bankruptcy, no provision for income tax has been made.

    Temporary differences giving rise to the deferred tax asset consist of potential net operating loss carryforwards for both financial and tax reporting purposes. However, as more fully explained in Note 1, Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, allows the establishment of a valuation allowance to offset any deferred tax asset that may result from the recording of potential future net operating loss carryforwards. Since it is unclear at this time whether any income tax benefit will be realized in the future for the recognition of the Company's net operating loss carryforward, an allowance was established to reduce the deferred tax asset as follows:

                                                                   1995          1994
                                                                ----------   ----------
       Deferred tax asset for future
         benefits of net operating
         loss carryforward                                     $    28,453   $    26,641

       Less: valuation allowance
         to recognize possible
         non-realization of net
         operating loss carryforward                               (28,453)      (26,641)
                                                                ----------    ----------

                                                               $         -   $         -
                                                                ==========    ==========

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


NOTE 5 - INCOME TAXES - Continued

    The following temporary differences gave rise to the deferred tax asset at December 31:

                                                             Year Ended               Eleven Months
                                                              December               Ended December
                                                              31, 1995                 31, 1994
                                                            ------------             --------------
       Tax benefit of net operating loss carryforward        $   28,453                 $ 26,641

       Valuation allowance for judgement of realizability
          of net operating loss carryforward in future
          years                                                 (28,453)                 (26,641)

    A reconciliation of income tax expense at the statutory rate to the Company's effective rate is as follows:

                                                                   Year Ended      Eleven Months
                                                                    December      Ended December
                                                                    31, 1995         31, 1994
                                                                ---------------   --------------
Computed at the expected statutory rate                         $          --       $  --
                                                                ---------------      ------

Income tax expense computed at effective rate                   $          --       $  --
                                                                ===============      ======

    The Company can carry forward its $189,689 net operating loss as follows:

         Year of
       Expiration
       ----------
          2007                                              $   106,561
          2008                                                   71,048
          2009                                                   12,080
                                                             ----------
                                                            $   189,689
                                                             ==========

NOTE 6 - GOING CONCERN

    The Company has no cash or other tangible assets after the terms of the reorganization plan have been implemented. However, the Company has sold additional shares of stock for operating cash. As of this point in time, it is unclear whether the Company will be able to continue to pay its liabilities in the normal course of business, achieve a profitable level of operations, and generate sufficient cash to satisfy obligations as they come due.

NOTE 7 - RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Office Space

    The Company uses office space on a rent-free basis from an entity related to the Company by common ownership. The amount of space used by the Company is deminimus in nature and its cost will not be reimbursed.

NOTE 8 - SUBSEQUENT EVENTS

    On March 18, 1996, the Company completed a merger with Kremlyovskaya Group, Inc. (herein "KGI"), a privately-held Delaware corporation. Pursuant to the terms of the Agreement and Plan of Merger dated March 18, 1996, AMC Merger Co., Inc., a wholly owned subsidiary of the Company created during 1996, was merged with and into KGI, with KGI being the surviving entity.

    KGI, through a wholly owned subsidiary in Belgium, distributes vodka and other products in foreign markets, primarily Russia.