Form 10-Q
period 1996-03-31
ASIA MEDIA COMMUNICATIONS LTD
filed 1996-10-23
CIK 823190

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1996

                         Commission File Number 0-23462

                         ASIA MEDIA COMMUNICATIONS, LTD.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in Charter)

                                     Nevada
--------------------------------------------------------------------------------
                 (State or other jurisdiction of Incorporation)

                                   88-0207089
--------------------------------------------------------------------------------
                      (IRS Employer Identification Number)

                            Rue-Fritz-Courvoisier 40
                             2300 La Chaux-de-Fonds
                                   Switzerland
                                  011-4139-7656
--------------------------------------------------------------------------------
          (Address and Telephone Number of Principal Executive Offices)

                                      None
--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

     Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

     The number of shares outstanding of each of the Registrant's classes of stock as of the date of this Report are:

          Class of Securities                   Outstanding at 3/31/96
--------------------------------------- ----------------------------------------
      Common Stock, Par Value $.01                 4,785,586 Shares

             An Index to the Exhibits is contained herein at Page 3

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

     The unaudited financial statements of Registrant at March 31, 1996 are attached hereto as Exhibit 1 and incorporated herein by reference.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since Registrant has been inactive since its federal bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code during the period September 30, 1992 until January 31, 1994, there is no analysis of financial condition or operations.


                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     None.


ITEM 2. CHANGES IN SECURITIES

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5. OTHER INFORMATION

     Subsequent to approval of its Plan of Reorganization approved by the U.S. Bankruptcy Court on January 31, 1994, Registrant had attempted to distribute videos in the Far East; however, the business was never successful and Registrant is continuing to seek other opportunities and business ventures.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 1 - Financial Statements at March 31, 1996

                                  EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
----------- --------------------------------------------------------------------

     1      Financial Statements March 31, 1996

     27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ASIA MEDIA COMMUNICATIONS, LTD.,
                                       a Nevada Corporation

Dated:  October 19, 1996               /s/ Ian W. Rice
                                       -----------------------------------------
                                       Ian W. Rice, President