Form 10-Q
period 1996-09-30
ASIA MEDIA COMMUNICATIONS LTD
filed 1996-10-23
CIK 823190

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1996

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

          Class of Securities                   Outstanding at 9/30/96
--------------------------------------- ----------------------------------------

      Common Stock, Par Value $.01                 4,785,586 Shares

             An Index to the Exhibits is contained herein at Page 3

                                     PART I


ITEM 1. FINANCIAL STATEMENTS

     The unaudited financial statements of Registrant at September 30, 1996 are attached hereto as Exhibit 1 and incorporated herein by reference.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 1 - Financial Statements at March 31, 1996

                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
-----------  -------------------------------------------------------------------

    1        Financial Statements September 30, 1996

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


                                        ASIA MEDIA COMMUNICATIONS, LTD.,
                                        a Nevada Corporation

Dated: October 19, 1996                 /s/Ian W. Rice
                                        ----------------------------------------
                                        Ian W. Rice, President