Form 10KSB40
period 1996-12-31
ASIA MEDIA COMMUNICATIONS LTD
filed 1998-12-30
CIK 823190

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                   FORM 10-KSB
(Mark One)

        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-23462

                         ASIA MEDIA COMMUNICATIONS, LTD.
             (Exact name of registrant as specified in its charter)

                 NEVADA                                   88-0207089
       (State or other jurisdiction                     (IRS employer
      of Corporation or organization)                 identification No.)

                           712 FIFTH AVENUE, 7TH FLOOR
                               NEW YORK, NY 10019

                    (Address of principal executive offices)

                                 (212) 582-3400
               Registrant's telephone number, including area code
                                 ---------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


     TITLE OF EACH CLASS:         NAME OF EACH EXCHANGE ON WHICH REGISTERED
     --------------------         -----------------------------------------

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

                                    YES    NO x

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

         The registrant has been inactive and there is no market value of the voting stock held by non-affiliates of the registrant.

         The number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date are:


           CLASS OF SECURITIES:                    OUTSTANDING AT 12/15/98
           --------------------                    ------------------------
      Common Stock, Par Value $.01                      5,535,586 Shares


===============================================================================

                                     PART I

ITEM 1. BUSINESS

     Asia Media Communications, Ltd. (the "Registrant" or the "Company") was incorporated under the laws of the State of Nevada on February 20, 1985 under the name Sperzel-NV Inc. On May 21, 1992, the Company filed a petition for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the District of Nevada. On January 31, 1994, the Company's reorganization plan was confirmed by the Bankruptcy Court. Pursuant thereto, the Company purchased the net assets of Asia Media Communications Ltd., which consisted primarily of a video library that was intended to be distributed in the Far East, and changed its name to reflect such acquisition. The video library proved commercially unexploitable and during calendar 1995 and until March, 1996 the Company's principal activity consisted of seeking opportunities in other business ventures.

     On March 18, 1996, the Company completed a merger (the "Merger") with Kremlyovskaya Group, Inc., a privately held Delaware corporation ("KGI"). KGI, through a wholly owned subsidiary in Belgium, was a distributor of vodka and other products in foreign markets, primarily Russia. In August 1996, the Company and the former shareholders of KGI, by mutual consent, rescinded the Merger as of the effective date thereof.

     On October 30, 1996, certain shareholders of the Company entered into a stock purchase agreement with D-Vine Investment Partners, a Delaware general partnership between Edward Tobin and Christopher F. Brown (the "Partnership"), pursuant to which the Partnership purchased an aggregate of 3,656,667 shares of the Company's common stock (the "Purchased Shares"), representing approximately 76.4% of the Company's total issued and outstanding capital stock on such date. The purchase price for the Purchased Shares was $150,000 (approximately $.04 per share). Immediately following such transaction, the Company entered into a Consulting Agreement with Ian Rice, the former Chairman of the Company and the sole shareholder of one of the selling shareholders, pursuant to which Mr. Rice agreed to assist the Company for a period of 90 days in identifying and locating suitable acquisitions for the Company. In consideration of such services, the Company issued to Mr. Rice an aggregate of 750,000 shares of the Company's common stock.

     On December 31, 1996, the Company, through its wholly owned subsidiary, AMC International Holdings Ltd., a British Virgin Islands corporation ("AMC Holdings"), purchased from IPC Corporation, Ltd., a Singaporean corporation (the "Vendor"), effective as of January 1, 1996, all of the issued and outstanding capital stock of IPC Corporation (Australia) Pty Ltd., an Australian corporation ("IPC Australia"). The consideration paid was $1.00 in cash plus the issuance to the Vendor of 25 preference shares of AMC Holdings (the "Preference Shares"), each having a stated value of $1,000,000 (the "Stated Value"). The Preference Shares are exchangeable at any time and from time to time at the option of the holder into shares of the Company's common stock, on the basis of one share of common stock for each $2.00 of the Stated Value of each Preference Share or part thereof so exchanged. The Preference Shares are also redeemable at any time and from time to time at the option of the Company upon payment of the Stated Value of each Preference Share or part thereof so redeemed. In addition, the Vendor assigned to AMC Holdings all of the indebtedness of IPC Australia to the Vendor which was approximately $25,000,000. In order to effect the exchange of the Preference Shares for shares of the Company's common stock, the Company granted an option to AMC Holdings to acquire, for no consideration, such number of shares of its common stock as may be required to effect the exchange of all of the Preference Shares. In April 1997, the Company and the Vendor executed an agreement pursuant to which the Vendor agreed, subject to certain terms and conditions, never to exercise its rights, as holder, to exchange the Preference Shares for shares of the Company's common stock. The Company is uncertain whether such agreement would be binding upon an innocent purchaser for value of the Preference Shares.

     On August 1, 1997, the Company sold a warrant to purchase 1,000,000 shares of its common stock (the "Warrant") to Oceanic Strategic Holdings, Limited, an unrelated third party, for $50,000 in cash. The exercise price of the Warrant is $.01 per share, provided that both the exercise price per share and the number of shares issuable upon exercise of the Warrant are subject to adjust upon the happening of certain events, except for a reverse stock split in which case no adjustment is to be made. The Warrant is exercisable at any time and from time to time on and after August 1, 1998 until August 1, 2001.

     On September 1, 1997, the Company sold, for nominal cash consideration, all of the capital stock of AMC Holdings to an unrelated party effective as of December 31, 1996, the date of the acquisition of the capital stock of IPC Australia. The purchaser assumed all of the Company's obligations under the agreement pursuant to which AMC Holdings acquired the capital stock of IPC Australia. The effect of the foregoing transaction was to completely negate the acquisition of IPC Australia, except with respect to the possible exchange of the Preference Shares.

     Following the sale of the capital stock of AMC Holdings, the Company's principal activity has been to seek business opportunities in other business ventures.


ITEM 2. PROPERTIES

     The Company does not own or lease any real property. The Company presently operates from offices on a rent-free basis utilized by the President and a director.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) (1) Market Information

     The Registrant has been inactive and its Common Stock has had no market value.

(a) (2) Recent Sales of Unregistered Securities

     No securities that were not registered under the Securities Act of 1933, as amended (the "Act"), have been issued or sold by the Company during calendar 1994, 1995 and 1996, except as described below.

     1. On January 31, 1994, pursuant to the Company's Plan of Reorganization, the Company issued an aggregate of 3,800,000 shares of its common stock to several parties in connection with the acquisition of a video library. The shares were offered and sold to sophisticated investors in reliance upon the exemption provided by Section 4 (2) of the Act. The video library proved commercially unexploitable and in 1996, two of the recipients of the shares returned to the Company an aggregate of 3,192,000 shares.

         2. On March 18, 1996, the Company issued an aggregate of
89,125,000 shares of its common stock to 14 parties in connection with the merger of Kremlyovskaya Group, Inc. with and into a wholly owned subsidiary of the Company. All of such parties were sophisticated investors and the shares were offered and sold in reliance upon the exemption provided by Section 4(2) of the Act. On August 15, 1996, the merger was rescinded and all of the shares were returned to the Company.

         3. On December 26, 1996, the Company granted an option for no consideration to its wholly owned subsidiary, AMC International Holdings, Ltd. ("AMC Holdings"), to acquire, for no consideration, such number of shares of the Company's common stock as may be required to effect the exchange of preference shares to be issued to AMC Holdings. On December 31, 1996, AMC Holdings issued 25 preference shares to IPC Corporation, a publicly traded company in Singapore, in connection with the acquisition of a wholly owned subsidiary of IPC Corporation. The option was granted in reliance upon the exemption provided in
Section 4 (2) of the Act.

ITEM 6. PLAN OF OPERATION

     The Company's current business plan is primarily to seek one or more potential businesses which may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses which may be available to it will be extremely limited. In seeking to attain its business objective, the Company will not restrict its search to any particular industry. Rather, the Company may investigate businesses of essentially any kind or nature, including but not limited to, finance, high technology, manufacturing, service, sports, research and development, communications, insurance, brokerage, transportation and others. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive upon the discretion of management. The Company has not conducted any market studies with respect to any business or industry.

     The Company will not restrict its search to any specific industry and may acquire any entity or position in a company which is (i) in its preliminary or development stage, or (ii) is a going concern. At this time it is impossible to determine the needs of the business in which the Company may seek to participate, and whether such business may require additional capital, management, or may be seeking other advantages which the Company may offer. In other instances, possible business endeavors may involve the acquisition of or a merger with a company which does not need additional equity, but seeks to establish a public trading market for its securities.

     Businesses which seek the Company's participation in their operations may desire to do so to avoid what such businesses deem to be adverse factors related to undertaking a public offering. Such factors include substantial time requirements and legal costs, along with other conditions or requirements imposed by Federal and state securities laws.

     The analysis of potential business endeavors will be undertaken by or under the supervision of the Company's management. Management is comprised of individuals of varying business experience, all of whom are engaged in other activities and devote only a limited amount of their time to the Company. Management will rely on their own business judgment in formulating decisions as to the types of businesses which the Company may acquire or in which the Company may participate.


     In analyzing prospective businesses, management will consider such factors as available technical, financial and managerial resources; working capital and other financial requirements; such businesses' history of operations, if any, and prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; risk factors; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of such businesses, products, services, trade or service marks; its name identification; and other relevant factors.


     While the above factors will be considered, to a large extent a decision to participate in a specific business will be difficult, if not impossible, to analyze through the application of objective criteria. In many instances, the achievements of a specific business to date may not necessarily be indicative of its potential for the future because of various changing requirements in the marketplace, such as the ability to substantially shift marketing approaches, expand significantly or change product emphasis, change or substantially alter management, or other factors. On the other hand, the management of such companies may not have proven their abilities or effectiveness, or established the viability of the market, or the products or services which they propose to market. As such, the profitability of such a business may be unpredictable and might therefore subject the Company and its assets to substantial risks.

     It is anticipated that locating and investigating specific proposals will take a substantial period of time, although the time such process will take can by no means be assured. Further, even after a business is located, the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial additional time, effort and attention on the part of management, as well as substantial costs for attorneys, accountants and others. If a decision is made not to participate in a specific business endeavor, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement were reached for the participation in a specific business, the failure to consummate that transaction might result in the loss to the Company of the related costs incurred.



ITEM 7. FINANCIAL STATEMENTS

    The following financial statements of Asia Media Communications, Ltd. are included in Item 7.

    Balance Sheet at December 31, 1996 and 1995.

    Statements of operations for the Years Ended December 31, 1996 and 1995.

    Statements of Stockholders' Equity for the Years ended December 31, 1996 and 1995.

    Statements of Cash Flows for the Years ended December 31, 1996 and 1995

    Notes to Financial Statements

                      INDEPENDENT AUDITORS' REPORT
                      ----------------------------



To the Board of Directors
Asia Media Communications, Ltd.
(Formerly Sperzel-NV, Inc.)
New York, New York

We have audited the accompanying balance sheet of Asia Media Communications, Ltd., (formerly Sperzel-NV, Inc.), (a corporation), as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion of these financial statements based on our audit. The financial statements for Asia Media Communications, Ltd., for the year ended December 31, 1995 were audited by other auditors whose report, dated March 20, 1996 on those statements, expressed an uncertainty as to the Company's ability to continue as a going concern.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Media Communications, Ltd., as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6, the Company has no cash and it is uncertain at this point whether the Company will be able to pay its liabilities in the normal course of the business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.



                           Wlosek & Braverman, L.L.C.
                          Certified Public Accountants



December 28, 1998
Clifton, New Jersey

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                                  BALANCE SHEET
                                DECEMBER 31, 1996


                                     ASSETS
                                     ------
Current Assets:
   Cash                                                          $    -
                                                                 ----------
     Total Assets                                                $     -
                                                                 ==========


                  LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
                  -----------------------------------------------

Current Liabilities:
   Advance from shareholder                                      $   14,448
                                                                 ----------
Commitments and Contingencies (Notes 8 & 9)
Deficit in Stockholders' Equity:
   Common stock, $.01 par value, 100,000,000
    shares authorized; 5,535,586
    shares issued and outstanding                                    55,356
   Additional paid-in capital                                       748,825
   Deficit in retained earnings                                  (   84,908)
                                                                 ----------
                                                                    719,273
   Less: Treasury stock (Note 4)                                 (  733,721)
                                                                 ----------
     Total Deficit in Stockholders' Equity                       (   14,448)
                                                                 ----------
       Total Liabilities and Deficit in Stockholders' Equity     $     -
                                                                 ==========



   The accompanying notes are an integral part of these financial statements.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                            STATEMENTS OF OPERATIONS



                                                            For the Years Ended
                                                               December 31,
                                                              1996       1995
                                                           ---------  ---------
Revenues:
   Settlement of shareholder debt                         $   16,746    $     -
                                                          ----------     ---------
Costs and Expenses:
   Cost of Sales                                                -             -
   Selling, general and administrative expenses:
     Legal and other fees                                     18,526        11,537
     Other expenses                                             -              543
                                                          ----------    ----------
     Total Costs and Expenses                                 18,526        12,080
                                                          ----------    ----------
Loss before Income Tax Benefit                               ( 1,780)     ( 12,080)
Income Tax (Benefit)
   Current                                                   (   267)     (  1,812)
   Deferred                                                      267         1,812
                                                          ----------    ----------
     Total Income Tax (Benefit)                                 -             -
                                                          ----------    ----------
Net Loss                                                  $  ( 1,780)   $ ( 12,080)
                                                          ==========    ==========
Loss Per Common Share                                     $  (  0.00)   $ (   0.00)
                                                          ==========    ==========
Average weighted number of common
   shares outstanding                                      5,465,919     8,037,586
                                                          ==========    ==========




   The accompanying notes are an integral part of these financial statements.

                        ASIA MEDIA COMMUNICATIONS, LTD.
                          (FORMERLY SPERZEL-NV, INC.)
                 STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                             Retained
                                                               Additional    Earnings                         Total
                                      Number      Common        Paid-in   (Accumulated       Treasury     Stockholders'
                                    Of Shares     Stock         Capital      Deficit)          Stock          Equity
                                    ---------     -----         -------      --------          -----          ------
Balances, January 1, 1995           8,037,586    $ 170,132     $ 626,549    $(  71,048)     $( 733,721)   $(  8,088)
   Net Loss                          -               -           -           (  12,080)          -         ( 12,080)
                                   ----------    ---------     ---------    ----------      ----------    ---------
Balances, December 31, 1995         8,037,586      170,132       626,549     (  83,128)      ( 733,721)    ( 20,168)
   Common stock cancellation       (3,252,000)   (  32,520)       32,520        -                -            -
   Issuance of common stock
     in connection with
     consulting services
     provided at value par            750,000        7,500         -            -                -            7,500
   Reclassification in connection
     with common stock par value        -        (  89,756)       89,756        -                -            -
   Net Loss                             -             -            -         (   1,780)          -         (  1,780)
                                   ----------    ---------     ---------    ----------      ----------    ---------
Balances, December 31, 1996         5,535,586    $  55,356     $ 748,825    $(  84,908)     $( 733,721)   $( 14,448)
                                   ==========    =========     =========    ==========      ==========    =========


   The accompanying notes are an integral part of these financial statements.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                            STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended
                                                                              December 31,
                                                                           1996          1995
                                                                        ---------    ----------
Net Loss                                                                $(  1,780)   $(  12,080)
                                                                        ---------    ----------

Adjustments to reconcile net loss to net cash provided by operating activities:

   Capital stock issued in connection with
     consulting services rendered                                           7,500          -

   Changes in assets and liabilities:

   Increase (decrease) in accounts payable                               (  3,422)        3,422
   Decrease in advances from stockholder                                 (  2,298)     (  1,261)
                                                                         --------      --------

      Total Adjustments                                                     1,780         2,161
                                                                         --------      --------

Net Cash used in Operating Activities                                        -         (  9,919)
                                                                         --------      --------

Net (decrease) increase in cash and cash
   equivalents                                                               -         (  9,919)

Cash and cash equivalents, beginning                                         -            9,919
                                                                         --------      --------

Cash and cash equivalents, end                                           $   -         $   -
                                                                         ========      ========


DISCLOSURE OF ACCOUNTING POLICY

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

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation:

        The accompanying balance sheet includes the accounts of Asia Media Communications, Ltd., a corporation purchased by Sperzel-NV, Inc. on January 31, 1994. On the same date, Sperzel NV, Inc. changed its name to Asia Media Communications, Ltd. As Asia Media Communications, Ltd., the Company had attempted to acquire the licensing rights for distribution of videos in the Far East. However, the acquisition was never completed and the Company is seeking opportunities in other business ventures. The Company also had acquisition and merger agreements relating to the distribution of vodka and other products, primarily in Russia as well as an Australian company which distributes computer equipment in the Far East. All acquisition and merger agreements were effectively rescinded as of their respective effective dates, and accordingly, no transactions related thereto are included in the accompanying financial data.

        Income taxes:

        The Company has adopted the Statement of Financial Accounting Standard No. 109 (FAS 109), Accounting for Income Taxes, from its inception. FAS 109 requires an asset and liability approach that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

        Business activity:

The Company, a Nevada corporation, with its administrative office now located in New York, was incorporated on February 20, 1985. At the present time, the Company has no current operations, and is actively attempting to acquire a business operation, or obtain one through merger with a privately-held company seeking public status.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

        Income (Loss) per Share:

        The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

        Use of Estimates:

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

NOTE 2: REORGANIZATION

        On January 31, 1994, the company's reorganization plan was confirmed by the United States Bankruptcy Court, District of Nevada. Pursuant thereto, the Company acquired Asia Media Communications, Ltd. and changed its name accordingly. The Company accounted for its reorganization using "fresh start" reporting, thereby restating assets and liabilities at reorganizing values, which approximates fair market at the reorganization date. The Asia Media Communications, Ltd. balance sheet as of January 31, 1994, (date of reorganization) follows:


                              Assets
        Current Assets
          Cash                                   $  6,445

        Property and equipment:
          Assets held for disposal                    501

        Other Assets
          Deposits                                  5,900
                                                 --------
                                                 $ 12,846
                                                 ========

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2: REORGANIZATION - Continued

        Asia Media Communications, Ltd. balance sheet as of January 31, 1994 (date of reorganization) - Continued:



                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------



        Current Liabilities:

          Accounts payable                                 $  6,443
          Accrued liabilities                                25,500
          Advances from Stockholders                         17,943
                                                           --------
             Total Current Liablities                        49,886
                                                           --------

        Stockholders' (Deficit):
          Common stock                                      160,132
          Additional paid-in capital                        536,549
          Retained earnings                                    -
                                                           --------
                                                            696,681
          Less: Treasury Stock                              733,721
                                                           --------
             Total Stockholders' (Deficit)                 ( 37,040)
                                                           --------
                                                           $ 12,846
                                                           ========



NOTE 3: ADVANCES FROM STOCKHOLDERS

        The settlement of indebtedness of $16,746 related to advances made in prior years from a shareholder company. The indebtedness did not bear interest nor were there any specific repayment terms. As part of the rescission of K.G.I. Acquisition, (see Note 8), the indebtedness was canceled. During 1996, another shareholder paid accounts payable aggregating $14,448 on behalf of the Company. The payments were substantially for professional fees rendered. The indebtedness is non-interest bearing and has no specific repayment terms.

NOTE 4: TREASURY STOCK

        Treasury stock is shown at cost and consists of 771,290 shares of common stock. The shares held in the treasury were adjusted for the effects of a reverse 1 to 10 stock split.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5: INCOME TAXES

        Since the Company has not generated any taxable income since its emergence from bankruptcy, no provision for income tax has been made.

        Temporary differences giving rise to the deferred tax asset consist of potential net operating loss carryforwards for both financial and tax reporting purposes. However, Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, allows the establishment of a valuation allowance to offset any deferred tax asset that may result from the recording of potential future net operating loss carryforwards. Since it is unclear at this time whether any income tax benefit will be realized in the future for the recognition of the Company's net operating loss carryforward, an allowance was establish to reduce the deferred tax asset as follows:

                                                        1996         1995
                                                       ------       ------
        Deferred tax asset for future benefits
         of net loss carryforward                    $  28,720    $  28,453

        Less: valuation allowance to
         recognize possible non-realization
         of net operating loss carryforward            (28,720)    ( 28,453)
                                                     ---------    ---------
                                                     $    -       $    -
                                                     =========    =========


        The following temporary differences gave rise to the deferred tax assets at December 31:

                                                       For the Year Ended
                                                           December 31
                                                        1996          1995
                                                     ---------     ---------
        Tax benefit of net operating loss
          carryforward                               $  28,720     $  28,453

        Valuation allowance for judgement
          of realizability of net operating loss
          carryforward in future years               $ (28,720)    $ (28,453)

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5: INCOME TAXES - Continued

        A reconciliation of income tax expenses at the statutory rate to the Company's effective rate is as follows:

                                                       For the Year Ended
                                                           December 31
                                                        1996          1995
                                                     ---------     ---------
        Computed at the expected
          statutory rate                                 -             -

        Less: Tax benefit, current                       -             -
                                                     ---------     ---------
        Income tax expense computed
          At effective rate                          $   -         $   -
                                                     =========     =========

        The Company can carry forward its $189,689 net operating loss as follows:

        Year of
        Expiration
        ----------
        2007                                     $ 106,561
        2008                                        71,048
        2009                                        12,080
                                                 ---------
              Total                              $ 189,689
                                                 =========

NOTE 6: GOING CONCERN CONTINGENCY

        As of December 31, 1996, the Company had no assets and reported losses for the periods since the date of its reorganization, (January 31, 1994). Subsequent to 1996, the Company sold a warrant for $50,000, (see
        Note 9), in order to generate cash for operations; however, the Company's ability to continue as a going concern will depend upon management's acquiring profitable operations and the ability to develop a sufficient cash flow to meet its obligations as they become due.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7: RELATED PARTY TRANSACTIONS

        The Company presently operates from offices on a rent-free basis utilized by the President and director. Actual space utilization is deminimus in nature and is non-reimbursable. There are no pending lease arrangements at the present time.

NOTE 8: CERTAIN TRANSACTIONS

        Acquisition of K.G.I.:

        In March 1996, the Company acquired Kremlyovskaya Group, Inc., (K.G.I.), a privately-held Delaware corporation. K.G.I., through a wholly owned subsidiary in Belgium, distributes vodka and other product in foreign markets, primarily Russia. Subsequent thereto, the Company and K.G.I., by mutual consent, rescinded the merger acquisition as of the acquisition date in 1996. Accordingly, the accompanying financial statements report no transaction relative thereto, except the cancellation of the shareholder indebtedness, (see Note 3).

        Acquisition of I.P.C. Australia:

        On December 31, 1996, (the "Effective Date"), the Company, through its newly formed, wholly owned subsidiary, AMC International Holdings Ltd., a British Virgin Islands corporation, ("AMC Holdings"), purchased from I.P.C. Corporation, Ltd., a Singaporean corporation (the "Vendor"), effective as of January 1, 1996, all of the issued and outstanding capital stock of I.P.C. Corporation (Australia) Pty Ltd., an Australian corporation ("IPC Australia"). The consideration paid was $1.00 in cash plus the issuance to I.P.C. of 25 preference shares of AMC Holdings (the "Preference Shares"), each having a stated value of $1,000,000, (the "Stated Value"). The Preference Shares are exchangeable at any time and from time to time at the option of the holder into shares of the Company's common stock, par value $.01 per share, (the "Common Stock"), on the basis of one share of Common Stock for each $2.00 of the Stated Value of each share or part thereof of a Preference Share so exchanged. The Preference Shares are also redeemable at any time and from time to time at the option of the Company upon payment of the Stated Value of each Preference Share or part thereof so redeemed. In addition, I.P.C. assigned to AMC Holdings all of the indebtedness of I.P.C. Australia to I.P.C. which on the Effective Date was approximately $25,000,000.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8: CERTAIN TRANSACTIONS - Continued

        Acquisition of I.P.C. Australia - continued:

        The Company granted an option to "AMC Holdings" in order to effect the exchange of Preference Shares for common shares as described above. In 1997, the Company and I.P.C. Corporation, Ltd. executed an agreement that, subject to certain terms and conditions, I.P.C. agreed never to exercise the option to exchange the Preference Shares pursuant to the option agreement. Management is presently uncertain as to the legal binding effect of the forbearance agreement upon an innocent purchaser for value and, accordingly, reports the contingent commitment to honor this option agreement, (See Note 9).

        On September 1, 1997, the Company sold, for nominal cash, the capital stock of "AMC Holdings" effective December 31, 1996, (date of acquisition). The effect of this sale transaction, (which carried the same terms and conditions as the purchase agreement of the same date), was to completely negate the acquisition of I.P.C. Australia effectively creating a rescinded purchase. The Company was thereby restored to its same condition prior to the I.P.C. Australia purchase, with the exception of the contingent obligations.

NOTE 9: COMMITMENTS AND CONTINGENCIES

        Option Agreement:

        Pursuant to the I.P.C. Australia acquisition described in Note 8, the Company granted its newly formed subsidiary, AMC Holdings, an option to acquire 12,500,000 shares of the Company's common stock in order to effect the exchange provision related to the preference shares. Further, as described in Note 8, the agreement of forbearance with respect to the option may not be binding upon a purchaser for value. Accordingly, the Company may be forced to issue 12,500,000 shares of its common stock to such a purchaser and are thereby reserved.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 9: COMMITMENTS AND CONTINGENCIES - Continued

        Sale of Warrant (Subsequent Event):

        In August 1997, the Company sold a warrant to purchase 1,000,000 shares of its common stock to Ocean Strategic Holdings, Limited, (holder), at an exercise price of $.01 per share. The Company received $50,000 as consideration for the warrant. Under the terms of the warrant, the holder's share rights may be adjusted to effect for certain capital transactions that the Company may establish; however, in the event of a stock split, the exercise price and number of shares shall not be adjusted. The warrant is exercisable as of August 1, 1998 and expires August 1, 2001. As of the present date, no shares have been issued pursuant to the warrant and the Company has reserved 1,000,000 shares of its common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 23,1998, the Company dismissed Albright, Persing & Associates, Ltd. ("APA"), its independent accountants that had audited the Company's financial statements for the for the year ended December 31, 1995 and the 11 month period ended December 31, 1994. The report of APA on the Company's financial statements for each of such periods did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that it expressed an uncertainty as to the Company's ability to continue as a going concern. The dismissal of APA was approved by the company's board of directors. During the year ended December 31, 1995 and the 11 month period ended December 31, 1994 and during the interim period preceding the dismissal of APA, there were no disagreements with APA on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure. No "reportable events" within the meaning of
Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Exchange Act of 1934, occurred during either the year ended December 31, 1995 or the 11 month period ended December 31, 1994 or during the interim period preceding the dismissal of APA.

     On December 24, 1998, the Company engaged Wlosek & Braverman L.L.C. as the principal accountant to audit the Company's financial statements for its fiscal year ended December 31, 1996.

     PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Address               Age            Capacities
----------------               ---            ----------
Edward Tobin                   --             Director, President, Chief Executive
712 Fifth Avenue, 7th Fl.                     and Chief Financial Officer
New York, NY 10019

Christopher F. Brown           --             Director
712 Fifth Avenue, 7th fl.
New York, NY 10019

Thomas Tuttle                  --             Director
712 Fifth Avenue, 7th Fl.
New York, NY


                             BACKGROUND INFORMATION

Edward Tobin - From 1986 to the present, Mr. Tobin has been a director of GEM
Ventures Ltd., an investment banking firm. From 1991 to 1996, Mr. Tobin was a director of Lincklaen Partners, a private investment firm.

Christopher F. Brown - From 1994 to the present. Mr. Brown has been the president of Global Emerging Markets N.A., a financial consulting firm. From
1987 until 1993, Mr. Brown was a financial representative with Shearson Lehman
Brothers.

Thomas Tuttle - From 1995 to the present, Mr. Tuttle has been the president of GEM Investment Advisors, Inc., a fianncial consulting firm. Prior to 1995, Mr.
Tuttle held various positions with Morgan Stanley & Co. and McKinsey & Co.

ITEM 10. EXECUTIVE COMPENSATION

     During calendar 1996, none of the officers or directors were compensated for their services as the Registrant was inactive.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding ownership of Registrant's Common Stock as of the date of this report by all shareholders who own 5% or more of Registrant's common stock:


                                            Amount and
                                            Nature of
                              Title of      Beneficial           Percent of
Name and Address               Class        Ownership               Class
----------------              --------      ----------           ----------

D-Vine Investment Partners(1)  Common        3,656,667            66%
                                             Direct

----------------
(1)  A general partnership between Messrs. Tobin and Brown.

     The following table lists, as of the date hereof, the number and percentage of each class of equity shares of Registrant or any of its subsidiaries beneficially owned, directly or indirectly, by each officer and director, and by all directors and officers of Registrant, as a group:

                       Name of                   Amount and Nature           Percent
Title                 Beneficial                    of                         of
of Class                Owner                    Beneficial Ownership         Class
--------              ----------                 --------------------        -------
Common                Edward Tobin(1)            3,656,667 Indirect             66%

Common                Christopher F. Brown(1)    3,656,667 Indirect             66%

Common                Thomas Tuttle                 -0-                         -0-

Common                All officers and           3,656,667                      66%
                      directors as a
                      group

     Registrant does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of registrant.

-----------------
(1) These shares are held in the name of D-Vine Investment Partners, a Delaware general partnership between Messrs. Tobin and Brown.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On March 16, 1996, Marlow Properties, Inc., a company of which Mr. Ian Rice (who resigned as a director in October 1996) is the sole officer, director, and principal shareholder, and Melissa Rice, Mr. Rice's daughter, agreed to cancel, respectively, 3,040,000 and 152,000 shares of the Registrant's common stock which had been issued in connection with the acquisition by the Registrant of a video library that had not proved commercially exploitable.

                              PART IV


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K



     (a)(1)  Financial Statements.  See

     (a)(2)  Financial Statement Schedules.

     (a)(3)  Exhibits



Number        Description
------        -----------
2.            Plan of Reorganization incorporated by reference to Registrant's
              Report on Form 10-SB as filed with the Commission on February 16,
              1994.

3.1 Registrant's Certificate of Incorporation, as amended, incorporated by reference to Registrant's Report on Form 10-SB as filed with the Commission on February 16, 1994.

3.2           Registrant's By-laws incorporated by reference to Registrant's
              Report on Form 10-SB as filed with the Commission on February 16, 1994.

10.1          Agreement and Plan of Merger, dated March 18, 1996, by and among
              Communications, Ltd., AMC Merger Co., Inc., Kremlyovskaya Group,
              Inc. Riccardo Franchini and Richard Gaspar incorporated by reference tReport on Form 8-K as filed with the Commission on April 3, 1996.

10.2 Rescission Agreement, dated as of August 15, 1996, by and among Asia Media Communications, Ltd., Kremlyovskaya Group Inc.,
              Kremlyovskaya Group NV, Riccardo Franchini, Richard Gaspar, Yakov
              Tillman, Tadeus Tonley, Valentin Kassakine, Guerman Liberman,
              Youri Bykhovski, Wengen Investments Ltd., Redwatch Investments
              Inc. SA, Safine A.G., Wallflower Investments Inc., SA, Able
              Investments Ltd., Whitehall Investments Company Inc. and
              Merton Trustees Limited, incorporated by reference to Registrant's report on Form 8-K filed with Commission on October 15, 1996.

10.3          Consulting Agreement, dated as of October 30, 1996, between Asia
              Media Communications, Ltd. and Ian Rice, incorporated by reference to Registrant's report on form 8-K filed with the Commission on November 7, 1996.

10.4          Option Agreement, dated as of December 26, 1996, between Asia
              Media Communications, Ltd. and AMC International Holdings, Ltd.

10.5          Written Consent of the Sole Director of AMC International
              Holdings, Ltd. dated as of December 27, 1996.

10.6          Share Acquisition Agreement, dated December 1996, among IPC
              Corporation, Asia Media Communications, Ltd. and AMC International
              Holdings, Ltd.

10.7          Letter Agreement, dated April 1, 1997, between AMC International
              Holdings, Ltd. and IPC Corporation.

10.8          Warrant, dated August 1, 1997, to purchase 1,000,000 shares of
              Asia Media Communications, Ltd. issued to Ocean Strategic Holdings
              Limited.

10.9          Share Purchase Agreement, dated September 1, 1997, by and between
              Parthanon Investment Corporation and Asia Media Communications,
              Ltd.




23.1          Consent of Experts and Counsel

27.1          Financial Data Schedule

99            Letter, dated December 28, 1998 from Albright, Persing &
              Associates, Ltd., the Registrant's former principal accountant's, to the Securities and Exchange Commission pursuant to Item
              304(a)(3) of Regulation S-K.

     (b)      Reports on Form 8-K

           The Company filed a Form 8-K with the Commission on October 11, 1996 relating to a change in control and the rescission of the merger with Kremyovskaya Group, Inc. The Company also filed a Form 8-K with the Commission on November 6, 1996 relating to a change of control. Neither of such reports contained any financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ASIA MEDIA COMMUNICATIONS, LTD.
                           a Nevada Corporation



Dated: December 28, 1998        By: /s/ Edward Tobin
                                    --------------------------------------------
                                    Edward Tobin, President, Chief Executive
                                    Officer and Chief Financial Officer


Dated: December 28, 1998            /s/ Christopher F. Brown
                                    --------------------------------------------
                                    Christopher F. Brown, Director

Dated: December 28, 1998            /s/ Thomas Tuttle
                                    --------------------------------------------
                                    Thomas Tuttle, Director