Form 10QSB
period 1997-03-31
ASIA MEDIA COMMUNICATIONS LTD
filed 1999-01-05
CIK 823190

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-QSB
(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

                         COMMISSION FILE NUMBER 0-23462

                         ASIA MEDIA COMMUNICATIONS, LTD.
        (Exact name of Small Business Issuer as Specified in its Charter)

             NEVADA                                               88-0207089
  (State or Other Jurisdiction                                  (IRS Employer
of Incorporation or Organization)                            Identification No.)

                 712 FIFTH AVENUE, 7TH FLOOR, NEW YORK, NY 10019
                    (Address of Principal Executive Offices)

                                 (212) 582-3400
                 Issuer's Telephone Number, Including Area Code


                                  -------------

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes        No  x

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  X      No
    ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 15, 1998, the registrant had 5,535,586 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes         No  X
    ---        ---

                         ASIA MEDIA COMMUNICATIONS, LTD.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 1997

                                                                                             Page
                           INDEX                                                             Number
PART I  FINANCIAL INFORMATION

Item 1      Condensed Balance Sheet at March 31, 1997 and December 31, 1996                     3

            Condensed Statement of Operations for the three month periods
                    ended March 31, 1997 and March 31, 1996                                     4

            Condensed Statement of Cash Flows for the three month periods
                    ended March 31, 1997 and March 31, 1996                                     5

            Notes to Condensed Financial Statements                                             6

Item 2      Plan of Operation                                                                   7


PART II

Item 1      Legal Proceedings                                                                   9
Item 2      Changes in Securities                                                               9
Item 3      Defaults Upon Senior Securities                                                     9
Item 4      Submission of Matters to a Vote of Security Holders                                 9
Item 5      Other Information                                                                   9
Item 6      Exhibits and Reports on Form 8-K                                                    9

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                             CONDENSED BALANCE SHEET

                                     ASSETS
                                                   March 31,           December 31,
                                                     1997                 1996
                                                           (Unaudited)
Current Assets:
  Cash                                             $   --              $   --
                                                   ---------           ---------
    Total Assets                                   $   --              $   --
                                                   =========           =========


                 LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Current Liabilities:

  Advance from shareholder                         $  14,448           $  14,448
                                                   ---------           ---------


Deficit in Stockholders' Equity:

  Common stock, $.01 par value, 100,000,000
    shares authorized; 5,535,586 shares issued
    and outstanding                                   55,356              55,356
  Additional paid-in capital                         748,825             748,825
  Deficit in retained earnings                       (84,908)            (84,908)
                                                   ---------           ---------
                                                     719,273             719,273
  Less: Treasury stock                              (733,721)           (733,721)
                                                   ---------           ---------
      Total Deficit in Stockholders' Equity          (14,448)            (14,448)
                                                   ---------           ---------
           Total Liabilities and Deficit in
             Stockholders' Equity                  $   --              $   --
                                                   =========           =========




                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                    For the Three Months Ended
                                                              March 31,
                                                     1997                1996
                                                   ---------           ---------
Revenues:
  Net Sales                                        $   --              $   --

Costs and Expenses:

  Selling, general and
    administrative
    expenses:                                          --                  --
                                                   ---------           ---------



Net Income                                         $   --              $   --
                                                   =========           =========

Income per common share                            $    0.00           $    0.00
                                                   =========           =========

Average weighted number
  of common shares
  outstanding                                      5,535,586           6,973,586
                                                   =========           =========

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                    For the Three Months Ended
                                                              March 31,
                                                     1997                1996
                                                   ---------           ---------
Cash Flows from Operating Activities:
     Cash received from customers                  $   --              $   --
     Cash paid for goods and services                  --                  --

Cash Flows from Investing Activities:                  --                  --

Cash Flows from Financing Activities:                  --                  --
                                                   ---------           ---------

Increase in cash and cash equivalents                  --                  --

Cash and cash equivalents, beginning                   --                  --
                                                   ---------           ---------

Cash and cash equivalents, end                         --                  --
                                                   =========           =========


Reconciliation of Net Income to Cash
 Flows from Operating Activities:

Net Income                                         $   --              $   --

Adjustments                                            --                  --
                                                   ---------           ---------

Cash Flows from Operating Activities               $   --              $   --
                                                   =========           =========

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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



NOTE 2: UNAUDITED FINANCIAL STATEMENTS

        The financial statements as of March 31, 1997, and for the period ended March 31, 1997 and 1996, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10-KSB.

ITEM 2  PLAN OF OPERATION

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

FORWARD LOOKING STATEMENTS

This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively, the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the company's management, as well as estimates and assumptions made by the Company's management.

When used in the Filings, the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations and any businesses that may be acquired by the Company. Should one more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

                                     PART II
                                OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            27.1 Financial Data Schedule

        (b) Reports on Form 8-K
            None


                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                                  (Registrant)


Date:   December 30, 1998          By:  /s/ Edward J. Tobin
                                      -----------------------
                                            Edward J. Tobin
                                            President