Form 10QSB
period 1997-06-30
ASIA MEDIA COMMUNICATIONS LTD
filed 1999-01-05
CIK 823190

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     -------
                                   FORM 10-QSB

(MARK ONE)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                                 Yes         No  X
                                                ---

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

          Transitional Small Business Disclosure Format (check one):

Yes         No  X
    ---        ---

                         ASIA MEDIA COMMUNICATIONS, LTD.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 1997

                                                                          Page
                    INDEX                                                 Number
PART I   FINANCIAL INFORMATION

Item 1       Condensed Balance Sheet at June 30, 1997 and
                    December 31, 1996                                        3

             Condensed Statement of Operations for the three and six
                    month periods ended June 30, 1997 and June 30, 1996      4

             Condensed Statement of Cash Flows for the six month periods
                    ended June 30, 1997 and June 30, 1996                    5

             Notes to Condensed Financial Statements                         6

Item 2       Plan of Operation                                               7


PART II

Item 1       Legal Proceedings                                               9

Item 2       Changes in Securities                                           9

Item 3       Defaults Upon Senior Securities                                 9

Item 4       Submission of Matters to a Vote of Security Holders             9

Item 5       Other Information                                               9

Item 6       Exhibits and Reports on Form 8-K                                9

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                             CONDENSED BALANCE SHEET

                                     ASSETS

                                                      JUNE 30,   DECEMBER 31,
                                                        1997         1996
                                                     ---------   -----------
                                                    (Unaudited)
Current Assets:
    Cash                                             $   --       $   --
                                                     ---------    ---------

        Total Assets                                 $   --       $   --
                                                     =========    =========


LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Current Liabilities:

    Advance from shareholder $                       $  14,448     $  14,448
                                                     ---------     ---------

Deficit in Stockholders' Equity:

    Common stock, $.01 par value, 100,000,000
      shares authorized; 5,535,586 shares issued
      and outstanding                                   55,356        55,356
    Additional paid-in capital                         748,825       748,825
    Deficit in retained earnings                       (84,908)      (84,908)
                                                     ---------     ---------
                                                       719,273       719,273
    Less:  Treasury stock                             (733,721)     (733,721)
                                                     ---------     ---------
        Total Deficit in Stockholders' Equity          (14,448)      (14,448)
                                                     ---------     ---------

           Total Liabilities and Deficit in
             Stockholders' Equity                    $   --        $   --
                                                     =========     =========

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                  For the Three Months Ended       For the Six Months Ended
                                           June 30,                        June 30,
                                     1997          1996              1997          1996
                                  -----------   -----------       -----------   -----------
Revenues:
    Net Sales                     $    --       $    --            $   --       $    --

Costs and Expenses:
    Selling, general and
      administrative expenses:         --            --                --            --
                                  -----------   -----------       -----------   -----------

Net Income                        $    --       $    --           $    --       $    --
                                  ===========   ===========       ===========   ===========

Income per common share           $      0.00   $      0.00       $      0.00   $      0.00
                                  ===========   ===========       ===========   ===========
Average number of weighted
     shares outstanding             5,535,586     4,818,919         5,535,586     5,896,252
                                  ===========   ===========       ===========   ===========

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                         For the Six Months Ended
                                                 June 30,
                                           1997           1996
                                        -----------    -----------
Cash Flows from Operating Activities:
    Cash received from customers        $    --        $    --
    Cash paid for goods and services         --             --

Cash Flows from Investing Activities:        --             --

Cash Flows from Financing Activities:        --             --
                                        -----------    -----------

Increase in cash and cash equivalents        --             --

Cash and cash equivalents, beginning         --             --
                                        -----------    -----------

Cash and cash equivalents, end          $    --        $    --
                                        ===========    ===========


Reconciliation of Net Income to Cash
  Flows from Operating Activities:

Net Income                              $    --        $    --

Adjustments                                  --             --
                                        -----------    -----------

Cash Flows from Operating Activities    $    --        $    --
                                        ===========    ===========

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

NOTE 2: UNAUDITED FINANCIAL STATEMENTS

The financial statements as of June 30, 1997, and for the period ended June 30, 1997 and 1996, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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


                         ASIA MEDIA COMMUNICATIONS, LTD.
                                  (Registrant)

Date:  December 29, 1998    By:  /s/ Edward J. Tobin
                                -------------------------------------
                                    Edward J. Tobin
                                    President