Form 10QSB
period 1997-09-30
ASIA MEDIA COMMUNICATIONS LTD
filed 1999-01-05
CIK 823190

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(MARK ONE)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                                   ----------

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

     Transitional Small Business Disclosure Format (check one):

Yes        No  X
     ---      ---

================================================================================

                         ASIA MEDIA COMMUNICATIONS, LTD.
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 1997


                                                                                              Page
                           INDEX                                                              Number


PART I  FINANCIAL INFORMATION

Item 1      Condensed Balance Sheet at September 30, 1997 and December 31, 1996                  3

            Condensed Statement of Operations for the three and nine month periods
                     ended September 30, 1997 and September 30, 1996                             4

            Condensed Statement of Cash Flows for the nine month periods
                     ended September 30, 1997 and September 30, 1996                             5

            Notes to Condensed Financial Statements                                              6

Item 2      Plan of Operation                                                                    8


PART II

Item 1      Legal Proceedings                                                                    10
Item 2      Changes in Securities                                                                10
Item 3      Defaults Upon Senior Securities                                                      10
Item 4      Submission of Matters to a Vote of Security Holders                                  10
Item 5      Other Information                                                                    10
Item 6      Exhibits and Reports on Form 8-K                                                     10



                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                             CONDENSED BALANCE SHEET



                                     ASSETS

                                                         SEPTEMBER 30,                   DECEMBER 31,
                                                             1997                            1996
                                                          ----------                       --------
                                                         (Unaudited)
Current Assets:
     Cash                                                $     50,000                  $        -
                                                         ------------                  --------------

         Total Assets                                    $     50,000                  $         -
                                                         ============                  ==============


                 LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Current Liabilities:


     Advance from shareholder                            $     14,448                   $     14,448
                                                         ------------                    ------------


(Deficit in) Stockholders' Equity:

     Common stock, $.01 par value, 100,000,000
       shares authorized; 5,535,586 shares issued
       and outstanding                                         55,356                         55,356
     Additional paid-in capital                               798,825                        748,825
     Deficit in retained earnings                             (84,908)                       (84,908)
                                                         ------------                    -----------
                                                              769,273                        719,273
     Less: Treasury stock                                    (733,721)                      (733,721)
                                                         ------------                   ------------
         Total (Deficit in) Stockholders' Equity               35,552                        (14,448)
                                                         ------------                    ------------

              Total Liabilities and (Deficit in)
                Stockholders' Equity                     $     50,000                   $     -
                                                         ============                   ===========


                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                 For the Three Months Ended      For the Nine Months Ended
                                         September 30,                 September 30,
                                    1997             1996           1997            1996
                               ------------       -----------   ------------    ------------
Revenues:

     Net Sales                 $       --     $      --      $       --     $      --

Costs and Expenses:

     Selling, general and
      administrative
      expenses:                        --          11,026            --          11,026
                               ------------   -----------    ------------   -----------


Net Income (Loss)              $       --     $   (11,026)   $       --     $   (11,026)
                               ============   ===========    ============   ===========


Income (loss) per common
 share                         $       0.00   $     (0.00)   $       0.00   $     (0.00)
                               ============   ===========    ============   ===========

Average weighted number
 of common shares
 outstanding                      5,535,586     4,785,586       5,535,586     5,526,030
                               ============   ===========    ============   ===========


                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                For the Nine Months Ended
                                                       September 30,
                                                 1997              1996
                                                 ----              ----
Cash Flows from Operating Activities:
     Cash received from customers              $   --             $   --
     Cash paid for goods and services              --                 --

Cash Flows from Investing Activities:              --                 --

Cash Flows from Financing Activities:
     Sale of Warrant                             50,000               --
                                               --------           --------

Increase in cash and cash equivalents            50,000               --

Cash and cash equivalents, beginning               --                 --
                                               --------           --------

Cash and cash equivalents, end                 $ 50,000           $   --
                                               ========           ========


Reconciliation of Net Income (Loss) to
 Cash Flows from Operating Activities:

Net Income (Loss)                              $   --             $(11,026)

Adjustments:
     Increase in accounts payable and
      accrued expenses                             --               11,026
                                               --------           --------

Cash Flows from Operating Activities           $   --             $   --
                                               ========           ========



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



NOTE 2: UNAUDITED FINANCIAL STATEMENTS

        The financial statements as of September 30, 1997, and for the period ended September 30, 1997 and 1996, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10-KSB.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 3: SALE OF WARRANT

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

                         ASIA MEDIA COMMUNICATIONS, LTD.
                                  (Registrant)


Date:  December 30, 1998    By:  /s/ Edward J. Tobin
                                --------------------
                                 Edward J. Tobin
                                 President