Form 10KSB40
period 1997-12-31
ASIA MEDIA COMMUNICATIONS LTD
filed 1999-01-06
CIK 823190

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(MARK ONE)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

         The registrant has been inactive and there is no market value of the voting stock held by non-affiliates of the registrant.

         The number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date are:

         CLASS OF SECURITIES:             OUTSTANDING AT 12/15/98
         --------------------             -----------------------
   Common Stock, Par Value $.01             5,535,586 Shares



================================================================================

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

(a) (2) Recent Sales of Unregistered Securities

         No securities that were not registered under the Securities Act of 1933, as amended (the "Act"), have been issued or sold by the Company during calendar 1995, 1996 and 1997, except as described below.

         1. On March 18, 1996, the Company issued an aggregate of 89,125,000 shares of its common stock to 14 parties in connection with the merger of Kremlyovskaya Group, Inc. with and into a wholly owned subsidiary of the Company. All of such parties were sophisticated investors and the shares were offered and sold in reliance upon the exemption provided by Section 4(2) of the Act. On August 15, 1996, the merger was rescinded and all of the shares were returned to the Company.

         2. On December 26, 1996, the Company granted an option for no consideration to its wholly owned subsidiary, AMC International Holdings, Ltd. ("AMC Holdings"), to acquire, for no consideration, such number of shares of the Company's common stock as may be required to effect the exchange of preference shares to be issued to AMC Holdings. On December 31, 1996, AMC Holdings issued 25 preference shares to IPC Corporation, a publicly traded company in Singapore, in connection with the acquisition of a wholly owned subsidiary of IPC Corporation. The option was granted in reliance upon the exemption provided in
Section 4 (2) of the Act.

         3. On August 1, 1997, the Company sold a warrant to purchase 1,000,000 shares of its common stock (the "Warrant") to Oceanic Strategic Holdings, Limited, a Guernsey corporation, for $50,000 in cash. The exercise price of the Warrant is $.01 per share, provided that both the exercise price per share and the number of shares issuable upon exercise of the Warrant are subject to adjust upon the happening of certain events, except for a reverse stock split in which case no adjustment is to be made. The Warrant is exercisable at any time and from time to time on and after August 1, 1998 until August 1, 2001. The Warrant was offered and sold in reliance upon the exemption provided in Regulation S.

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

         Balance Sheet at December 31, 1997 and 1996.

         Statements of Operations for the Years Ended December 31, 1997 and
1996.

         Statements of Stockholders' Equity for the Years ended December 31, 1997 and 1996.

         Statements of Cash Flows for the Years ended December 31, 1997 and 1996

         Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Asia Media Communications, Ltd.
 (Formerly Sperzel-NV, Inc.)
New York, New York

We have audited the accompanying balance sheet of Asia Media Communications, Ltd., (formerly Sperzel-NV, Inc.), (a corporation), as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Media Communications, Ltd., as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6, the Company has substantially no assets and it is uncertain at this point whether the Company will be able to pay its liabilities in the normal course of the business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.



                                            Wlosek & Braverman, L.L.C.
                                            Certified Public Accountants



January 6, 1999
Clifton, New Jersey

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                                  BALANCE SHEET
                                DECEMBER 31, 1997


                                     ASSETS
                                     ------
Current Assets:

     Cash                                                              $      50,000
                                                                       -------------

         Total Assets                                                  $      50,000
                                                                       =============


                 LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
                 -----------------------------------------------

Current Liabilities:

     Advance from shareholder                                           $     14,448
                                                                        ------------
Commitments and Contingencies (Notes 8 & 9)

Deficit in Stockholders' Equity:

     Common stock, $.01 par value, 100,000,000
       shares authorized; 5,535,586 shares issued
       and outstanding                                                        55,356
     Additional paid-in capital                                              798,825
     Deficit in retained earnings                                          (  84,908)
                                                                       -------------
                                                                             769,273
     Less:    Treasury stock (Note 4)                                      ( 733,721)
                                                                       -------------
         Total Deficit in Stockholders' Equity                                35,552
                                                                       -------------

              Total Liabilities and Deficit in Stockholders' Equity    $      50,000
                                                                       =============


The accompanying notes are an integral part of these financial statements.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                            STATEMENTS OF OPERATIONS

                                                                  For the Years Ended
                                                                          December 31,
                                                                      1997                 1996
                                                                  ------------         ------------

Revenues:
     Settlement of shareholder debt                                $      --           $    16,746
                                                                   -----------         -----------

Costs and Expenses:

     Cost of Sales                                                        --                  --

     Selling, general and administrative expenses:
         Legal and other fees                                             --                18,526
         Other expenses                                                   --                  --
                                                                   -----------         -----------

         Total Costs and Expenses                                         --                18,526
                                                                   -----------         -----------

Loss before Income Tax Benefit                                            --                (1,780)

Income Tax (Benefit)
     Current                                                              --                  (267)
     Deferred                                                             --                   267
                                                                   -----------         -----------

         Total Income Tax (Benefit)                                       --                  --
                                                                   -----------         -----------

Net Loss                                                           $      --           $    (1,780)
                                                                   ===========         ===========

Income (Loss) Per Common Share                                     $      0.00         $     (0.00)
                                                                   ===========         ===========

Average weighted number of common
     shares outstanding                                              5,465,919           5,465,919
                                                                   ===========         ===========





The accompanying notes are an integral part of these financial statements

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                  STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                             Retained
                                                                              Additional     Earnings                      Total
                                                  Number      Common           Paid-in     (Accumulated    Treasury    Stockholders'
                                                Of Shares      Stock           Capital       Deficit)        Stock         Equity
                                                ---------     ----------     ----------    ------------    ----------  -------------

Balances, January 1, 1996                       8,037,586     $  170,132     $  626,549    $  (83,128)    $ (733,721)    $  (20,168)

     Common stock cancellation                 (3,252,000)       (32,520)        32,520         --             --             --
     Issuance of common stock in
      connection with consulting
      services provided at value par              750,000          7,500             --         --             --             7,500

     Reclassification in connection
      with common stock par value                   --           (89,756)        89,756         --             --             --

     Net Loss                                       --             --             --           (1,780)         --            (1,780)
                                               ----------     ----------     ----------    ----------     ----------     ----------

Balances, December 31, 1996                     5,535,586         55,356        748,825       (84,908)      (733,721)       (14,448)

     Sale of common stock purchase
      warrant                                       --             --            50,000         --             --            50,000

     Net Income                                     --             --             --            --             --             --
                                               ----------     ----------     ----------    ----------     ----------     ----------

Balances, December 31, 1997                     5,535,586     $   55,356     $  798,825    $  (84,908)    $ (733,721)    $   35,552
                                               ==========     ==========     ==========    ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                            STATEMENTS OF CASH FLOWS


                                                           For the Years Ended
                                                                   December 31,
                                                             1997         1996
                                                           -------      --------
Net Loss                                                   $  --        $(1,780)
                                                           -------      -------

Adjustments to reconcile net loss to net cash provided by operating activities:

     Capital stock issued in connection with
       consulting services rendered                           --          7,500

     Changes in assets and liabilities:

     Decrease in accounts payable                             --         (3,422)
     Decrease in advances from stockholder                    --         (2,298)
                                                           -------      -------

         Total Adjustments                                    --         1,780
                                                           -------      -------

Net Cash used in Operating Activities                         --           --
                                                           -------      -------

Cash Flows from Financing Activities:

     Sale of common stock purchase warrant                  50,000         --
                                                           -------      -------
Net (decrease) increase in cash and cash
     equivalents                                            50,000         --

Cash and cash equivalents, beginning                          --           --
                                                           -------      -------

Cash and cash equivalents, end                             $50,000      $  --
                                                           =======      =======



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

NOTE 2 REORGANIZATION

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


                                     Assets
                                     ------

        Current Assets
            Cash                                                 $ 6,445

        Property and equipment:
            Assets held for disposal                                 501

        Other Assets
            Deposits                                               5,900
                                                                 --------
                                                                 $12,846
                                                                 ========

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2: REORGANIZATION - Continued

        Asia Media Communications, Ltd. balance sheet as of January 31, 1994 (date of reorganization) - Continued:

          Liabilities and Stockholders' Equity (Deficit)
          ----------------------------------------------

        Current Liabilities:
            Accounts payable                     $   6,443
            Accrued liabilities                     25,500
            Advances from Stockholders              17,943
                                                 ---------
                Total Current Liabilities           49,886
                                                 ---------
        Stockholders' (Deficit):
            Common stock                           160,132
            Additional paid-in capital             536,549
            Retained earnings                         --
                                                 ---------
                                                   696,681
            Less:  Treasury stock                  733,721
                                                 ---------
                Total Stockholders' (Deficit)      (37,040)
                                                 ---------
                                                 $  12,846
                                                 =========


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

                                                                  1997               1996
                                                               ------------       ---------

              Deferred tax asset for future benefits
               of net operating loss carryforward              $ 28,720           $ 28,720

              Less: valuation allowance to
               recognize possible non-realization
               of net operating loss carryforward               (28,720)           (28,720)
                                                               -----------        ---------
                                                               $   --             $   --
                                                               ===========        =========




        The following temporary differences gave rise to the deferred tax assets at December 31:

                                                               For the Year Ended
                                                                       December 31
                                                                  1997                1996
                                                               ------------       ---------

              Tax benefit of net operating loss
                carryforward                                   $ 28,720           $ 28,720

              Valuation allowance for judgement
                of realizability of net operating loss
                carryforward in future years                   $( 28,720)         $(28,720)


                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5: INCOME TAXES - Continued

        A reconciliation of income tax expenses at the statutory rate to the Company's effective rate is as follows:


                                                        For the Year Ended
                                                             December 31
                                                       1997              1996
                                                   -----------       ------------
              Computed at the expected
                statutory rate                         --                --

              Less:   Tax benefit, current             --                --
                                                   ------------      -----------

              Income tax expense computed
                At effective rate                  $   --            $   --
                                                   ============      ===============


        The Company can carry forward its $189,689 net operating loss as follows:


              Year of
              Expiration
              ----------
              2007                  $ 106,561
              2008                     71,048
              2009                     12,080
                                    ---------

                      Total         $ 189,689
                                    =========


NOTE 6: GOING CONCERN CONTINGENCY

        The Company reported losses from January 31, 1994, (date of reorganization), through 1996. There was no operating activity in 1997. In 1997, the Company sold a warrant for $50,000, (see Note 9), in order to generate cash for operations; however, the Company's ability to continue as a going concern will depend upon management's acquiring profitable operations and the ability to develop a sufficient cash flow to meet its obligations as they become due.

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

NOTE 8: CERTAIN TRANSACTIONS

        Acquisition of K.G.I.:

        In March 1996, the Company acquired Kremlyovskaya Group, Inc., (K.G.I.), a privately-held Delaware corporation. K.G.I., through a wholly owned subsidiary in Belgium, distributes vodka and other product in foreign markets, primarily Russia. Subsequent thereto, the Company and K.G. I., by mutual consent, rescinded the merger acquisition as of the acquisition date in 1996. Accordingly, the accompanying financial statements report no transaction relative thereto, except the cancellation of the shareholder indebtedness, (see Note 3).

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

        Sale of Warrant:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On December 23,1998, the Company dismissed Albright, Persing & Associates, Ltd. (APA"), its independent accountants that had audited the Company's financial statements for the year ended December 31, 1995 and the 11 month period ended December 31, 1994. The report of APA on the Company's financial statements for each of such periods did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that it expressed an uncertainty as to the Company's ability to continue as a going concern. The dismissal of APA was approved by the company's board of directors. During the year ended December 31, 1995 and the 11 month period ended December 31, 1994 and during the interim period preceding the dismissal of APA, there were no disagreements with APA on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure. No "reportable events" within the meaning of
Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Exchange Act of 1934, occurred during either the year ended December 31, 1995 or the 11 month period ended December 31, 1994 or during the interim period preceding the dismissal of APA.

        On December 24,1998, the Company engaged Wlosek & Braverman L.L.C. as the principal accountant to audit the Company's financial statements for its fiscal year ended December 31, 1996.

         PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name and Address                   Age           Capacities
----------------                   ---           ----------
Edward Tobin                       41            Director, President, Chief Executive
712 Fifth Avenue, 7th Fl.                        and Chief Financial Officer
New York, NY 10019

Christopher F. Brown               36            Director
712 Fifth Avenue, 7th fl.
New York, NY 10019

Thomas Tuttle                      31            Director
712 Fifth Avenue, 7th Fl.
New York, NY


                             BACKGROUND INFORMATION

Edward Tobin - From 1996 to the present, Mr. Tobin has been a director of GEM Ventures Ltd., an investment banking firm. From 1991 to 1996, Mr. Tobin was a director of Lincklaen Partners, a private investment firm.

Christopher F. Brown - From 1994 to the present, Mr. Brown has been the president of Global Emerging Markets N.A., a financial consulting firm. From 1987 until 1993, Mr. Brown was a financial representative with Shearson Lehman Brothers.

Thomas Tuttle - From 1995 to the present, Mr. Tuttle has been the president of GEM Investment Advisors, Inc., a financial consulting firm. Prior to 1995, Mr. Tuttle held various positions with Morgan Stanley & Co. and McKinsey & Co.

ITEM 10. EXECUTIVE COMPENSATION

         During calendar 1997, none of the officers or directors were compensated for their services as the Registrant was inactive.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding ownership of Registrant's Common Stock as of the date of this report by all shareholders who own 5% or more of Registrant's common stock:

                                                     Amount and
                                                     Nature of
                                  Title of           Beneficial       Percent of
Name and Address                   Class             Ownership          Class
----------------                  --------           -----------      ----------
D-Vine Investment Partners(1)      Common            3,656,667            66%
                                                     Direct


----------------

(1) A general partnership between Messrs. Tobin and Brown.


         The following table lists, as of the date hereof, the number and percentage of each class of equity shares of Registrant or any of its subsidiaries beneficially owned, directly or indirectly, by each officer and director, and by all directors and officers of Registrant, as a group:


                     Name of                 Amount and Nature               Percent
Title              Beneficial                       of                        of
of Class             Owner                   Beneficial Ownership            Class
--------          --------------             --------------------            ------
Common            Edward Tobin(1)            3,656,667 Indirect               66%

Common            Christopher F. Brown(1)    3,656,667 Indirect               66%

Common            Thomas Tuttle                      -0-                      -0-

Common            All officers and                3,656,667                   66%
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

                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) Exhibits

Number            Description
------            -----------
2.                Plan of Reorganization incorporated by reference to
                  Registrant's Report on Form 10-SB as filed with the Commission on February 16, 1994.

3.1      -        Registrant's Certificate of Incorporation, as amended,
                  incorporated by reference to Registrant's Report on Form 10-SB as filed with the Commission on February 16, 1994.

3.2               Registrant's By-laws incorporated by reference to Registrant's
                  Report on Form 10-SB as filed with the Commission on February
                  16, 1994.

10.1 Agreement and Plan of Merger, dated March 18, 1996, by and among Asia Media Communications, Ltd., AMC Merger Co., Inc.,
                  Kremlyovskaya Group, Inc., Riccardo Franchini and Richard
                  Gaspar incorporated by reference to Registrant's Report on Form 8-K as filed with the Commission on April 3, 1996.

10.2 Rescission Agreement, dated as of August 15, 1996, by and among Asia Media Communications, Ltd., Kremlyovskaya Group
                  Inc., Kremlyovskaya Group NV, Riccardo Franchini, Richard
                  Gaspar, Yakov Tillman, Tadeus Tonley, Valentin Kassatkine,
                  Guerman Liberman, Youri Bykhovski, Wengen Investments Ltd.,
                  Redwatch Investments Inc. SA, Safine A.G., Wallflower
                  Investments Inc., SA, Able Investments Ltd., Whitehall
                  Investments Company Inc. and Merton Trustees Limited, incorporated by reference to Registrant's report on Form 8-K filed with the Commission on October 15, 1996.

10.3              Consulting Agreement, dated as of October 30, 1996, between
                  Asia Media Communications, Ltd. and Ian Rice, incorporated by reference to Registrant's report on Form 8-K filed with the Commission on November 7, 1996.

10.4              Option Agreement, dated as of December 26, 1996, between Asia
                  Media Communications, Ltd. and AMC International Holdings,
                  Ltd., incorporated by reference to Registrant's report on Form
                  10-KSB filed with the Commission on December 30, 1998.

10.5              Written Consent of the Sole Director of AMC International
                  Holdings, Ltd. dated as of December 27, 1996, incorporated by reference to Registrant's report on Form 10-KSB filed with the Commission on December 30, 1998.

10.6              Share Acquisition Agreement, dated December 1996, among IPC
                  Corporation, Asia Media Communications, Ltd. and AMC
                  International Holdings, Ltd., incorporated by reference to Registrant's report on Form 10-KSB filed with the Commission on December 30, 1998.

10.7              Letter Agreement, dated April 1, 1997, between AMC
                  International Holdings, Ltd. and IPC Corporation, incorporated by reference to Registrant's report on Form 10- KSB filed with the Commission on December 30, 1998..

10.8 Warrant, dated August 1, 1997, to purchase 1,000,000 shares of the common stock of Asia Media Communications, Ltd. issued to Ocean Strategic Holdings Limited,



                  incorporated by reference to Registrant's report on Form
                  10-KSB filed with the Commission on December 30, 1998.

10.9 Share Purchase Agreement, dated September 1, 1997, by and between Parthanon Investment corporation and Asia Media
                  Communications, Ltd., incorporated by reference to Registrant's report on Form 10-KSB filed with the Commission on December 30, 1998

27.1              Financial Data Schedule

99                Letter, dated December 28, 1998 from Albright, Persing &
                  Associates, Ltd., the Registrant's former principal accountant's, to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Regulation S-K, incorporated by reference to Registrant's report on Form 10-KSB filed with the Commission on December 30, 1998.


         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ASIA MEDIA COMMUNICATIONS, LTD.
                                    a Nevada Corporation


Dated:  January 6, 1999             By:  /s/Edward Tobin
                                         ---------------
                                         Edward Tobin, President, Chief
                                         Executive Officer and Chief Financial
                                         Officer



Dated:  January 6, 1999                  /s/Christopher F. Brown
                                         -----------------------
                                         Christopher F. Brown, Director


Dated:  January 6, 1999                  /s/Thomas Tuttle
                                         ----------------
                                         Thomas Tuttle, Director