Form 10QSB
period 1998-03-31
ASIA MEDIA COMMUNICATIONS LTD
filed 1999-01-07
CIK 823190

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                                 ---------------

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

Yes   X    No
    ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 15, 1998, the registrant had 5,535,586 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes        No   X
   ----       ----

                         ASIA MEDIA COMMUNICATIONS, LTD.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 1998



                                                                                             Page
                           INDEX                                                             Number
PART I  FINANCIAL INFORMATION

Item 1            Condensed Balance Sheet at March 31, 1998 and December 31, 1997              3

                  Condensed Statement of Operations for the three month periods
                           ended March 31, 1998 and March 31, 1997                             4

                  Condensed Statement of Cash Flows for the three month periods
                           ended March 31, 1998 and March 31, 1997                             5

                  Notes to Condensed Financial Statements                                      6

Item 2            Plan of Operation                                                            7


PART II

Item 1            Legal Proceedings                                                            9
Item 2            Changes in Securities                                                        9
Item 3            Defaults Upon Senior Securities                                              9
Item 4            Submission of Matters to a Vote of Security Holders                          9
Item 5            Other Information                                                            9
Item 6            Exhibits and Reports on Form 8-K                                             9

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                             CONDENSED BALANCE SHEET


                                     ASSETS
                                                                March 31,          December 31,
                                                                     1998                  1997
                                                                ---------          ------------
                                                              (Unaudited)
Current Assets:
     Cash                                                    $     50,000          $     50,000
                                                             ------------          ------------

         Total Assets                                        $     50,000          $     50,000
                                                             ============          ============


                 LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Current Liabilities:

     Advance from shareholder                                $     14,448          $     14,448
                                                             ------------          ------------


Deficit in Stockholders' Equity:

     Common stock, $.01 par value, 100,000,000
       shares authorized; 5,535,586 shares issued
       and outstanding                                             55,356                55,356
     Additional paid-in capital                                   798,825               798,825
     Deficit in retained earnings                            (     84,908)         (     84,908)
                                                            -------------         -------------
                                                                  769,273               769,273
     Less:    Treasury stock                                  (   733,721)          (   733,721)
                                                            -------------         -------------
         Total Deficit in Stockholders' Equity                     35,552                35,552
                                                            -------------         -------------

              Total Liabilities and Deficit in
                Stockholders' Equity                         $     50,000         $      50,000
                                                            =============         =============

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                           For the Three Months
                                                                           Ended March 31,
                                                                            1998                   1997
                                                                           ------                -------
Revenues:
     Net Sales                                                         $        -            $        -

Costs and Expenses:

     Selling, general and administrative
      expenses:                                                                 -                     -
                                                                       --------------        --------------


Net Income                                                             $        -            $        -
                                                                       ==============        ==============

Income per common share                                                $         0.00        $         0.00
                                                                       ==============        ==============

Average weighted number of common shares
     outstanding                                                            5,535,586             5,535,586
                                                                       ==============        ==============

                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                             For the Three Months
                                                                             Ended March 31,
                                                                             1998            1997
                                                                            ------          ------
Cash Flows from Operating Activities:

     Cash received from customers                                        $    -           $    -
     Cash paid for goods and services                                         -                -

Cash Flows from Investing Activities:                                         -                -

Cash Flows from Financing Activities:                                         -                -
                                                                         ----------       -----------

Increase in cash and cash  equivalents                                        -                -

Cash and cash equivalents, beginning                                          -                -
                                                                         ----------       -----------

Cash and cash equivalents, end                                           $    -           $    -
                                                                         ==========       ===========


Reconciliation of Net Income to Cash
 Flows from Operating Activities:

Net Income                                                               $    -           $    -

Adjustments                                                                   -                -
                                                                         ----------       -----------

Cash Flows from Operating Activities                                     $    -           $    -
                                                                         ==========       ===========

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



NOTE 2:       UNAUDITED FINANCIAL STATEMENTS

              The financial statements as of March 31, 1998, and for the period ended March 31, 1998 and 1997, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed from and should be read in conjunction with the Company's 1997 annual report filed on Form 10-KSB.

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

                         ASIA MEDIA COMMUNICATIONS, LTD.
                                  (Registrant)


Date:  January 7, 1999    By:  /s/ Edward J. Tobin
                              --------------------
                                   Edward J. Tobin
                                   President