Form 10QSB
period 1998-06-30
ASIA MEDIA COMMUNICATIONS LTD
filed 1999-01-07
CIK 823190

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Yes   X    No
    ----      ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 15, 1998, the registrant had 5,535,586 shares of Common Stock outstanding.

           Transitional Small Business Disclosure Format (check one):

Yes        No   X
    ----      -----

                         ASIA MEDIA COMMUNICATIONS, LTD.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 1998


                                                                               Page
                           INDEX                                               Number

PART I  FINANCIAL INFORMATION

Item 1     Condensed Balance Sheet at June 30, 1998 and December 31, 1997          3

           Condensed Statement of Operations for the three and six month
                    periods ended June 30, 1998 and June 30, 1997                  4

           Condensed Statement of Cash Flows for the six month periods
                    ended June 30, 1998 and June 30, 1997                          5

           Notes to Condensed Financial Statements                                 6

Item 2     Plan of Operation                                                       7


PART II

Item 1     Legal Proceedings                                                       9
Item 2     Changes in Securities                                                   9
Item 3     Defaults Upon Senior Securities                                         9
Item 4     Submission of Matters to a Vote of Security Holders                     9
Item 5     Other Information                                                       9
Item 6     Exhibits and Reports on Form 8-K                                        9



                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                             CONDENSED BALANCE SHEET


                                     ASSETS


                                                           June 30,                  December 31,
                                                               1998                          1997
                                                           --------                  ------------
                                                        (Unaudited)
Current Assets:
     Cash                                              $     50,000                 $     50,000
                                                       ------------                 ------------

         Total Assets                                  $     50,000                 $     50,000
                                                       ============                 ============


                 LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY


Current Liabilities:

     Advance from shareholder                           $     14,448                $     14,448
                                                        ------------                ------------


Deficit in Stockholders' Equity:

     Common stock, $.01 par value, 100,000,000
       shares authorized; 5,535,586 shares issued
       and outstanding                                        55,356                     55,356
     Additional paid-in capital                              798,825                    798,825
     Deficit in retained earnings                       (     84,908)              (     84,908)
                                                       -------------               -------------
                                                             769,273                    769,273
     Less: Treasury stock                                (   733,721)               (   733,721)
                                                        ------------               ------------
         Total Deficit in Stockholders' Equity                35,552                     35,552
                                                       -------------              -------------

              Total Liabilities and Deficit in
                Stockholders' Equity                   $     50,000                $     50,000
                                                       ============                ============


                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                       For the Three                      For the Six
                                       Months Ended                       Months Ended
                                         June 30,                           June 30,
                                 1998               1997              1998           1997
                              --------           ----------        ----------      --------
Revenues:
     Net Sales              $          --     $          --     $         --     $        --

Costs and Expenses:

     Selling, general and
      administrative
      expenses:                        --                --               --              --
                            ---------------   ---------------   --------------   -------------


Net Income                  $          --     $          --     $         --     $        --
                            ===============   ===============   ==============   =============



Income per common
     share                  $          0.00   $          0.00   $         0.00   $        0.00
                            ===============   ===============   ==============   =============

Average number of
 weighted shares
 outstanding                      5,535,586         5,535,586        5,535,586       5,535,586
                            ===============   ===============   ==============   =============


                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                           For the Six Months
                                                 Ended
                                                 June 30,
                                            1998           1997
                                        ------------   ------------
Cash Flows from Operating Activities:

     Cash received from customers        $      --     $      --
     Cash paid for goods and services           --            --

Cash Flows from Investing Activities:           --            --

Cash Flows from Financing Activities:           --            --
                                         -----------   -----------

Increase in cash and cash  equivalents          --            --

Cash and cash equivalents, beginning            --            --
                                         -----------   -----------

Cash and cash equivalents, end           $      --     $      --
                                         ===========   ===========


Reconciliation of Net Income to Cash
 Flows from Operating Activities:

Net Income                               $      --     $      --

Adjustments                                     --            --
                                         -----------   -----------

Cash Flows from Operating Activities     $      --     $      --
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


NOTE 2: UNAUDITED FINANCIAL STATEMENTS

        The financial statements as of June 30, 1998, and for the period ended June 30, 1998 and 1997, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's 1997 annual report filed on Form 10K.

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

                         ASIA MEDIA COMMUNICATIONS, LTD.
                                  (Registrant)


Date: January 7, 1999        By:  /s/ Edward J. Tobin
                               ----------------------
                             Edward J. Tobin
                             President