Form 10QSB
period 1998-09-30
ASIA MEDIA COMMUNICATIONS LTD
filed 1999-01-07
CIK 823190

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-QSB
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                                    ---------

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

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

                         ASIA MEDIA COMMUNICATIONS, LTD.
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 1998



                                                                                          Page
                   INDEX                                                                 Number


PART I  FINANCIAL INFORMATION

Item 1   Condensed Balance Sheet at September 30, 1998 and December 31, 1997                  3

         Condensed Statement of Operations for the three and nine month periods
                  ended September 30, 1998 and September 30, 1997                             4

         Condensed Statement of Cash Flows for the nine month periods
                  ended September 30, 1998 and September 30, 1997                             5

         Notes to Condensed Financial Statements                                              6

Item 2   Plan of Operation                                                                    8

PART II

Item 1   Legal Proceedings                                                                   10
Item 2   Changes in Securities                                                               10
Item 3   Defaults Upon Senior Securities                                                     10
Item 4   Submission of Matters to a Vote of Security Holders                                 10
Item 5   Other Information                                                                   10
Item 6   Exhibits and Reports on Form 8-K                                                    10


                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                             CONDENSED BALANCE SHEET



                                     ASSETS
                                     ------
                                                        September 30,           December 31,
                                                                1998                   1997
                                                        ------------            -----------
                                                         (Unaudited)

Current Assets:
     Cash                                               $     50,000            $    50,000
                                                        ------------            -----------

         Total Assets                                   $     50,000            $    50,000
                                                        ============            ===========


                 LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY
                 -----------------------------------------------

Current Liabilities:

     Advance from shareholder                           $     14,448            $    14,448
                                                        ------------            -----------



(Deficit in) Stockholders' Equity:

     Common stock, $.01 par value, 100,000,000
       shares authorized; 5,535,586 shares issued
       and outstanding                                        55,356                 55,356
     Additional paid-in capital                              798,825                798,825
     Deficit in retained earnings                            (84,908)               (84,908)
                                                        ------------            -----------
                                                             769,273                769,273
     Less:    Treasury stock                                (733,721)              (733,721)
                                                        ------------            -----------
         Total (Deficit in) Stockholders' Equity              35,552                 35,552
                                                        ------------            -----------

              Total Liabilities and (Deficit in)
                Stockholders' Equity                    $     50,000            $    50,000
                                                        ============            ===========



                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                   For the Three                        For the Nine
                                                   Months Ended                         Months Ended
                                                   September 30,                        September 30,
                                               1998              1997                1998           1997
                                             -------           -------              -------       -------

Revenues:
     Net Sales                         $       -           $       -          $      -            $     -

Costs and Expenses:

     Selling, general and
      administrative
      expenses:                                -                   -                 -                  -


Net Income                             $       -           $       -          $      -            $     -
                                       ===========         ===========        ===========         ===========

Income per common
 share                                 $      0.00         $      0.00        $      0.00         $      0.00
                                       ===========         ===========        ===========         ===========

Average weighted number
 of common shares
 outstanding                             5,535,586           5,535,586          5,535,586           5,535,586
                                       ===========         ===========        ===========         ===========


                                       4











                         ASIA MEDIA COMMUNICATIONS, LTD.
                           (FORMERLY SPERZEL-NV, INC.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED



                                                       For the Nine Months
                                                             Ended
                                                         September 30,
                                                       1998          1997
                                                      ------        -----

Cash Flows from Operating Activities:

     Cash received from customers                      $  --         $  --
     Cash paid for goods and services                     --            --

Cash Flows from Investing Activities:                     --            --

Cash Flows from Financing Activities:
     Sale of Warrant                                      --          50,000
                                                       -------       -------

Increase in cash and cash  equivalents                    --          50,000

Cash and cash equivalents, beginning                      --            --
                                                       -------       -------

Cash and cash equivalents, end                         $  --         $50,000
                                                       =======       =======


Reconciliation of Net Income to
 Cash Flows from Operating Activities:

Net Income                                             $  --         $  --

Adjustments:
     Increase in accounts payable and
      accrued expenses                                    --            --
                                                       -------       -------

Cash Flows from Operating Activities                   $  --         $  --
                                                       =======       =======


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



NOTE 2:  UNAUDITED FINANCIAL STATEMENTS

              The financial statements as of September 30, 1998, and for the period ended September 30, 1998 and 1997, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed from and should be read in conjunction with the Company's 1997 annual report filed on Form 10-KSB.

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

When used in the Filings, the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations and any businesses that may be acquired by the Company. Should one more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.
                                       9

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




