Form 10KSB40
period 1998-12-31
ASIA MEDIA COMMUNICATIONS LTD
filed 1999-03-31
CIK 823190

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    -----

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: issuer was inactive during its most recent fiscal year.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $76,341,057 as of March 15, 1999.


                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes   X        No
    -----         -----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 15 1999: 9,495,356 shares of common stock, par value $.01 per share.


         Transitional Small Business Disclosure Format (check one):

Yes           No   X
    -----        -----

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III-Certain exhibits                   Included in prior filings made
Listed in response to Item 13(a)            under the Exchange Act.

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

         On December 31, 1996, the Company, through its wholly owned subsidiary, AMC International Holdings Ltd., a British Virgin Islands corporation ("AMC Holdings"), purchased from IPC Corporation, Ltd., a Singaporean corporation (the "Vendor"), effective as of January 1, 1996, all of the issued and outstanding capital stock of IPC Corporation (Australia) Pty Ltd., an Australian corporation ("IPC Australia"). The consideration paid was $1.00 in cash plus the issuance to the Vendor of 25 preference shares of AMC Holdings (the "Preference Shares"), each having a stated value of $1,000,000 (the "Stated Value"). The Preference Shares are exchangeable at any time and from time to time at the option of the holder into shares of the Company's common stock, on the basis of one share of common stock for each $2.00 of the Stated Value of each Preference Share or part thereof so exchanged (subject to adjustment under certain circumstances, including stock splits and recapitalizations). The Preference Shares are also redeemable at any time and from time to time at the option of the Company upon payment of the Stated Value of each Preference Share or part thereof so redeemed. In addition, the Vendor assigned to AMC Holdings all of the indebtedness of IPC Australia to the Vendor which was approximately $25,000,000. In order to effect the exchange of the Preference Shares for shares of the Company's common stock, the Company granted an option to AMC Holdings to acquire, for no consideration, such number of shares of its common stock as may be required to effect the exchange of all of the Preference Shares. In April 1997, the Company and the Vendor executed an agreement pursuant to which the Vendor agreed, subject to certain terms and conditions, never to exercise its rights, as holder, to exchange the Preference Shares for shares of the Company's common stock. The Company is uncertain whether such agreement would be binding upon an innocent purchaser for value of the Preference Shares.

         On August 1, 1997, the Company sold a warrant to purchase 1,000,000 shares of its common stock (the "Warrant") to Ocean Strategic Holdings, Limited, an unrelated third party ("OSHL"), for $50,000 in cash. The exercise price of the Warrant is $.01 per share, provided that both the exercise price per share and the number of shares issuable upon exercise of the Warrant are subject to adjustment upon the happening of certain events, except for a reverse stock split in which case no adjustment is to be made. The Warrant is exercisable at any time and from time to time on and after August 1, 1998 until August 1, 2001.

         On September 1, 1997, the Company sold, for nominal cash consideration, all of the capital stock of AMC Holdings to an unrelated party effective as of December 31, 1996, the date of the acquisition of the capital stock of IPC Australia. The purchaser assumed all of the Company's obligations under the agreement pursuant to which AMC Holdings acquired the capital stock of IPC Australia. The effect of the foregoing transaction was to completely negate the acquisition of IPC Australia, except with respect to the possible exchange of the Preference Shares. However, as a result of the one for 100 reverse split of the Company's outstanding common stock effected on February 23, 1999, as discussed below, the Preference Shares on and after such date will be exchangeable into 125,000 shares of the Company's common stock (subject to further adjustment under certain circumstances).

         Following the sale of the capital stock of AMC Holdings, the Company's principal activity was to seek opportunities in other business ventures.

         On February 23, 1999, the Company effected a one for 100 reverse split of its outstanding common stock so that each 100 shares of common stock issued and outstanding on such date was deemed to be one share of common stock (the "Reverse Split"). No change was effected in the par value of each share of common stock as a result of the Reverse Split. Except as indicated, all historical share and per share data herein has not been adjusted to reflect the reverse split.

         On February 24, 1999, the Company acquired 100% of the issued and outstanding capital stock of TecnoChannel Sdn. Bhd., a privately held Malaysian corporation ("TSB"), in exchange for the issuance of an aggregate of 8,500,000 shares of common stock. In connection with such acquisition, the Company issued an aggregate of 440,000 shares of its common stock to GEM Ltd. for its services as financial advisor to the Company.

         TSB, which was formed in April 1997 and operates under the trade name "My Web," has developed with Philips Consumer Electronics ("Philips") set-top boxes that enable Internet access via the television set. The boxes are marketed and sold by Philips and include software developed by TBS and Sun Microsystems. Approximately 15,000 of the boxes are installed in Malaysia and Singapore. In addition, TSB has developed and provides enabling technologies to manufacturers and Internet service providers serving non-personal computer devices (such as the set-top boxes) to enhance the functionalities of such devices. TSB also operates the My Web Online Service which is an Internet portal providing interactive applications, such as e-commerce, to both personal computer users and set-top box users.

         On February 25, 1999, OSHL exercised its rights under the Warrant to purchase 500,000 shares of common stock.

ITEM 2.  PROPERTIES

         The Company does not own or lease any real property. The Company presently operates from offices on a rent-free basis utilized by the Chairman.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) (1)  Market Information

         Until February 24, 1999, the Company was inactive. Although its common stock was included for quotation on the OTC Bulletin Board under the symbol "ASMC" during fiscal 1997 and 1998, there was essentially no trading in the common stock during that period. From February 23, 1999 until March 23, 1999, the Company's common stock traded on the OTC Bulletin Board under the symbol "ASMC(D)" to reflect the Reverse Split. On March 15, 1999, the closing bid price of the common stock on the OTC Bulletin Board was $13.00.

(b)      Holders

         As of March 15, 1999, there were approximately 180 holders of record of the Company's common stock.

(c)      Dividends

         The Company did not declare any cash dividends on its common stock during the most recent two fiscal years. It is the present policy of the Company not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion. Any payment on cash dividends on the common stock in the future will be dependent upon the company's financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that the Board of Directors deems relevant.

(d)      Recent Sales of Unregistered Securities

         No securities that were not registered under the Securities Act of 1933, as amended (the "Act"), have been issued or sold by the Company during the past three years, except as described below.

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

         3. On August 1, 1997, the Company sold a warrant to purchase 1,000,000 shares of its common stock (the "Warrant") to Ocean Strategic Holdings, Limited, a Guernsey corporation, for $50,000 in cash. The exercise price of the Warrant is $.01 per share, provided that both the exercise price per share and the number of shares issuable upon exercise of the Warrant are subject to adjustment upon the happening of certain events, except for a reverse stock split in which case no adjustment is to be made. The Warrant is exercisable at any time and from time to time on and after August 1, 1998 until August 1, 2001. The Warrant was offered and sold in reliance upon the exemption provided in Regulation S.

         4. On February 24, 1999, the Company issued an aggregate of 8,500,000 shares of common stock to 20 parties in connection with the acquisition of 100% of the capital stock of TecnoChannel Bhd. Sdn., a Malaysian corporation. On such date the Company also issued an aggregate of 440,000 shares of common stock to GEM Ltd. in consideration of their services as financial advisor to the Company with regard to the acquisition. All of the former shareholders of TecnoChannel and GEM are accredited investors and the shares were issued in reliance upon the exemption provided in Section 4 (2) of the Act and Regulation D promulgated thereunder.

         5. On February 25, 1999, Ocean Strategic Holdings, Limited exercised its rights under the Warrant to purchase an aggregate of 500,000 shares of common stock at an exercise price of $.01 per share. The shares issued upon exercise of the Warrant were issued pursuant to the exemption provided in Regulation S.

ITEM 6.  PLAN OF OPERATION

         From September 1, 1997 until February 24, 1999, the Company was inactive and its business plan during that period was primarily to seek one or more potential businesses which, in the opinion of management, warranted the Company's involvement. On February 24, 1999, the Company acquired 100% of the capital stock of TecnoChannel Bhd, Sdn., a private Malaysian corporation. Management currently intends to devote substantially all of its time and resources to the business of TecnoChannel.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements of Asia Media Communications, Ltd. are included in Item 7.

         Balance Sheet at December 31, 1998.

         Statements of Operations for the Years Ended December 31, 1998 and
1997.

         Statements of Stockholders' Equity for the Years ended December 31, 1998 and 1997.

         Statements of Cash Flows for the Years ended December 31, 1998 and 1997

         Notes to Financial Statements

                           INDEPENDENT AUDITORS REPORT



To the Board of Directors
Asia Media Communications, Ltd.
New York, New York

We have audited the accompanying balance sheet of Asia Media Communications, Ltd. (a corporation), as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Media Communications, Ltd., as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6, the Company has no substantial assets and it is uncertain, as of December 31, 1998, whether the Company will be able to pay its liabilities in the normal course of the business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.



                                       Wlosek & Braverman, L.L.C.
                                       Certified Public Accountants



March 29, 1999
Clifton, New Jersey

                         ASIA MEDIA COMMUNICATIONS, LTD.
                                  BALANCE SHEET
                                DECEMBER 31, 1998


                                     ASSETS
Current Assets:

   Cash                                                               $  10,848
                                                                      ---------

      Total Assets                                                    $  10,848
                                                                      =========



                 LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable                                                   $  10,848
                                                                      ---------

Commitments and Contingencies (Notes 8 & 9)

Deficit in Stockholders' Equity:

   Common stock, $.01 par value, 100,000,000
     shares authorized; 5,535,586 shares issued
     and outstanding                                                     55,356
   Additional paid-in capital                                           798,825
   Deficit in retained earnings                                        (120,460)
                                                                      ---------
                                                                        733,721
   Less:    Treasury stock (Note 4)                                    (733,721)
                                                                      ---------
      Total Deficit in Stockholders' Equity                              --
                                                                      ---------

          Total Liabilities and Deficit in Stockholders' Equity       $  10,848
                                                                      =========


The accompanying notes are an integral part of these financial statements.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                            STATEMENTS OF OPERATIONS

                                                                         For the Years Ended
                                                                            December 31,

                                                                        1998           1997
                                                                      ---------      ---------
Revenues                                                              $    --        $   --
                                                                      ---------      ---------

Costs and Expenses:

     Cost of Sales                                                         --            --

     Selling, general and administrative expenses:
         Legal and other fees                                            27,954          --
         Other expenses                                                   7,598          --
                                                                      ---------      ---------

         Total Costs and Expenses                                        35,552          --
                                                                      ---------      ---------

Loss before Income Tax Benefit                                          (35,552)         --

Income Tax (Benefit)
     Current                                                             (5,333)         --
     Deferred                                                             5,333          --
                                                                      ---------      ---------

         Total Income Tax (Benefit)                                       --             --
                                                                      ---------      ---------

Net Loss                                                              $ (35,552)     $   --
                                                                      =========      =========

Income (Loss) Per Common Share                                        $   (0.01)     $    0.00
                                                                      =========      =========

Average weighted number of common
     shares outstanding                                               5,535,586      5,465,919
                                                                      =========      =========


The accompanying notes are an integral part of these financial statements

                         ASIA MEDIA COMMUNICATIONS, LTD.
                  STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                         Retained
                                                            Additional    Earnings                   Total
                                      Number       Common     Paid-in   (Accumulated   Treasury   Stockholders'
                                     Of Shares     Stock      Capital     Deficit)       Stock       Equity
                                     ---------   ---------  ----------  -----------   ----------  -------------
Balances, January 1, 1997            5,535,586   $  55,356   $ 748,825   $ (84,908)   $(733,721)   $ (14,448)

     Sale of common stock purchase
      warrant                             --          --        50,000        --           --         50,000

     Net Income                           --          --          --          --           --           --
                                     ---------   ---------   ---------   ---------    ---------    ---------

Balances, December 31, 1997          5,535,586   $  55,356   $ 798,825   $ (84,908)   $(733,721)   $  35,552

     Net Loss, year ended
      December 31, 1998                   --          --          --       (35,552)        --        (35,552)
                                     ---------   ---------   ---------   ---------    ---------    ---------

Balances, December 31, 1998          5,535,586   $  55,356   $ 798,825   $(120,460)   $(733,721)   $    --
                                     =========   =========   =========   =========    =========    =========


The accompanying notes are an integral part of these financial statements.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                            STATEMENTS OF CASH FLOWS

                                                     For the Years Ended
                                                        December 31,
                                                      1998        1997
                                                    --------    --------
Net Loss                                            $(35,552)   $   --
                                                    --------    --------

Adjustments to reconcile net loss to net cash provided by operating activities:

     Shareholder debt forgiveness                    (14,448)       --

     Changes in assets and liabilities:

     Increase in accounts payable                     10,848        --
     Decrease in advances from stockholder              --          --
                                                    --------    --------

         Total Adjustments                            (3,600)       --
                                                    --------    --------

Net Cash used in Operating Activities                (39,152)       --
                                                    --------    --------

Cash Flows from Financing Activities:

     Sale of common stock purchase warrant              --        50,000
                                                    --------    --------

Net (decrease) increase in cash and cash
     equivalents                                     (39,152)     50,000

Cash and cash equivalents, beginning                  50,000        --
                                                    --------    --------

Cash and cash equivalents, end                      $ 10,848    $ 50,000
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

         Business activity:

         The Company, a Nevada corporation, with its administrative office now located in New York, was incorporated on February 20, 1985. At December 31, 1998, the Company had no operations, and was actively attempting to acquire a business operation, or obtain one through merger with a privately-held company seeking public status, (see Note 10).

                         ASIA MEDIA COMMUNICATIONS, LTD.
                          NOTES TO FINANCIAL STATEMENTS


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

         Current Assets
            Cash                                                     $ 6,445

         Property and equipment:
             Assets held for disposal                                    501

         Other Assets
             Deposits                                                  5,900
                                                                     -------
                                                                     $12,846
                                                                     =======

                         ASIA MEDIA COMMUNICATIONS, LTD.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2:  REORGANIZATION - Continued

         Asia Media Communications, Ltd. balance sheet as of January 31, 1994 (date of reorganization) - Continued:

                 Liabilities and Stockholders' Equity (Deficit)
                 ----------------------------------------------

         Current Liabilities:
             Accounts payable                             $  6,443
             Accrued liabilities                            25,500
             Advances from Stockholders                     17,943
                                                          --------
                 Total Current Liabilities                  49,886
                                                          --------
         Stockholders' Equity (Deficit):
             Common stock                                  160,132
             Additional paid-in capital                    536,549
             Retained earnings                                --
                                                          --------
                                                           696,681
             Less: Treasury stock                          733,721
                                                          --------
                 Total Stockholders' Equity (Deficit)      (37,040)
                                                          --------
                                                          $ 12,846
                                                          ========


NOTE 3:  ADVANCES FROM STOCKHOLDERS

         During 1996, a new shareholder paid accounts payable aggregating $14,448 on behalf of the Company. The payments were substantially for professional fees rendered. The indebtedness was non-interest bearing and had no specific repayment terms. In 1998, the shareholder forgave the indebtedness, (see Note 7), and the balance was credited to professional fee cost.


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

                                                           1998        1997
                                                         --------    --------
         Deferred tax asset for future benefits
          of net operating loss carryforward             $ 34,053    $ 28,720

         Less: valuation allowance to
          recognize possible non-realization
          of net operating loss carryforward              (34,053)    (28,720)
                                                         --------    --------
                                                         $   --      $   --
                                                         ========    ========


         The following temporary differences gave rise to the deferred tax assets at December 31:

                                                          For the Year Ended
                                                              December 31
                                                           1998         1997
                                                         --------    ---------
         Tax benefit of net operating loss
           carryforward                                  $ 34,053    $ 28,720

         Valuation allowance for judgement
           of realizability of net operating loss
           carryforward in future years                  $(34,053)   $(28,720)

                         ASIA MEDIA COMMUNICATIONS, LTD.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5:  INCOME TAXES - Continued

         A reconciliation of income tax expenses at the statutory rate to the Company's effective rate is as follows:

                                                          For the Year Ended
                                                              December 31
                                                            1998       1997
                                                         --------    --------
         Computed at the expected
           statutory rate                                    --          --

         Less:   Tax benefit, current                        --          --
                                                         --------    --------

         Income tax expense computed
           At effective rate                             $   --      $   --
                                                         ========    ========

         The Company can carry forward its $189,689 net operating loss as follows:

         Year of
         Expiration
         ----------
         2007                                            $106,561
         2008                                              71,048
         2009                                              12,080
                                                         --------
                   Total                                 $189,689
                                                         ========


NOTE 6:  GOING CONCERN CONTINGENCY

         The Company reported losses from January 31, 1994, (date of reorganization), through 1996. There was no operating activity in 1997. In 1997, the Company sold a warrant for $50,000, (see Note 9), in order to generate cash for operations; however, the Company reported a loss of $35,552 in 1998 and the Company's ability to continue as a going concern will depend upon management's acquiring profitable operations and the ability to develop a sufficient cash flow to meet its obligations as they become due.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7:  RELATED PARTY TRANSACTIONS

         The Company presently operates from offices on a rent-free basis utilized by the chairman and director. Actual space utilization is deminimus in nature and is non-reimbursable. There are no pending lease arrangements at the present time. In addition, the Company received a debt forgiveness on prior working capital advances of $14,448. The debt reduction was credited to operating expenses in the current period.


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

         Acquisition I.P.C. Australia:

         On December 31, 1996, (the "Effective Date"), the Company, through its newly formed, wholly owned subsidiary, AMC International Holdings Ltd., a British Virgin Islands corporation, ("AMC Holdings"), purchased from I.P.C. Corporation, Ltd., a Singaporean corporation (the "Vendor"), effective as of January 1, 1996, all of the issued and outstanding capital stock of I.P.C. Corporation (Australia) Pty Ltd., an Australian corporation ("IPC Australia"). The consideration paid was $1.00 in cash plus the issuance to I.P.C. of 25 preference shares of AMC Holdings (the "Preference Shares"), each having a stated value of $1,000,000, (the "Stated Value"). The Preference Shares are exchangeable at any time and from time to time at the option of the holder into shares of the Company's common stock, par value $.01 per share, (the "Common Stock"), on the basis of one share of Common Stock for each $2.00 of the Stated Value of each share or part thereof of a Preference Share so exchanged (subject to adjustment under certain circumstances including stock splits and recapitalizations). The Preference Shares are also redeemable at any time and from time to time at the option of the Company upon payment of the Stated Value of each Preference Share or part thereof so redeemed. In addition, I.P.C. assigned to AMC Holdings all of the indebtedness of I.P.C. Australia to I.P.C. which on the Effective Date was approximately $25,000,000.

                         ASIA MEDIA COMMUNICATIONS, LTD.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 8:  CERTAIN TRANSACTIONS - Continued

         Acquisition I.P.C. Australia - continued:

         The Company granted an option to AMC Holdings in order to effect the exchange of Preference Shares for common shares as described above. In 1997, the Company and I.P.C. Corporation, Ltd. executed an agreement that, subject to certain terms and conditions, I.P.C. agreed never to exercise the option to exchange the Preference Shares pursuant to the option agreement. Management is presently uncertain as to the legal binding effect of the forbearance agreement upon an innocent purchaser for value and, accordingly, reports the contingent commitment to honor this option agreement, (See Note 9).

         On September 1, 1997, the Company sold, for nominal cash, the capital stock of AMC Holdings effective December 31, 1996 (date of acquisition). The effect of this sale transaction, (which carried the same terms and conditions as the purchase agreement of the same date), was to completely negate the acquisition of I.P.C. Australia effectively creating a rescinded purchase. The Company was thereby restored to its same condition prior to the I.P.C. Australia purchase, with the exception of the contingent obligations.


NOTE 9:  COMMITMENTS AND CONTINGENCIES

         Option Agreement:

         Pursuant to the I.P.C. Australia acquisition described in Note 8, the Company granted its newly formed subsidiary, AMC Holdings, an option to acquire 12,500,000 shares of the Company's common stock (subject to adjustment in the event of stock splits, recapitalizations, etc.) in order to effect the exchange provision related to the preference shares. Further, as described in Note 8, the agreement of forbearance with respect to the option may not be binding upon a purchaser for value. Accordingly, the Company may be forced to issue 12,500,000 shares of its common stock (subject to adjustment) to such a purchaser and are thereby reserved. The reverse split of the Company's outstanding stock effected February 23, 1999, reduced this contingency to 125,000 shares of common stock. (See Note 10).

         Sale of Warrant:

         In August 1997, the Company sold a warrant to purchase 1,000,000 shares of its common stock to Ocean Strategic Holdings, Limited, (holder), at an exercise price of $.01 per share. The Company received $50,000 as consideration for the warrant. Under the terms of the warrant, the holder's share rights may be adjusted to reflect certain capital transactions that the Company may establish; however, in the event of a stock split, the exercise price and number of shares shall not be adjusted. The warrant is exercisable as of August 1, 1998 and expires August 1, 2001. As of December 31, 1998, no shares had been issued pursuant to the warrant and the Company had reserved 1,000,000 shares of its common stock. In February,

         1999, the holder exercised a purchase of 500,000 shares under the warrant, at the exercise price of $.01 or an aggregate of $5,000. Accordingly, the Company currently has 500,000 common shares reserved.


NOTE 10: SUBSEQUENT EVENTS

         On February 23, 1999, the Company effected a one for 100 reverse split of its outstanding common stock. No adjustment has been made in the accompanying financial statements and the notes thereto to reflect such reverse split.

         On February 24, 1999, the Company acquired 100% of the issued and outstanding capital stock of of TecnoChannel Sdn BHd, a Malaysian Corporation, ("TSB"), in exchange for an aggregate of 8,500,000 shares of common stock. In connection with such acquisition, the Company issued an aggregate of 440,000 shares of its common stock to GEM Ltd. for its services as financial advisor to the Company.

         TecnoChannel, which was formed in April, 1997 and operates under the trade name, "My Web", has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes are marketed and sold by Philips and include software developed by TecnoChannel and Sun Microsystems. Approximately 15,000 of the boxes are installed in Malaysia and Singapore. In addition, TecnoChannel has developed and provides enabling technologies to manufacturers and Internet service providers serving non-personal computer devices, (such as the set-top boxes), to enhance the functionalities of such devices. TecnoChannel also operates the My Web Online Service which is an Internet portal providing interactive applications, such as e-commerce, to both personal computer users and set-top box users.

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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name and Address                         Age            Capacities
----------------                         ---            ----------
Edward Tobin                             42             Director, Chairman and Secretary(1)
712 Fifth Avenue
New York, NY 10019

Christopher F. Brown                     37             Director(2)
712 Fifth Avenue, 7th Floor
New York, NY 10019

Thomas Tuttle                            32             Director(2)
712 Fifth Avenue, 7th Floor
New York, NY 10019

Victor Ng                                51             Director(3)
Incubator 2, Lot 63
Technology Park Malaysia
57000 Kuala Lumpur

T. S. Wong                               28             Director, President, Chief Operating
Incubator 2, Lot 63                                     Executive and Chief Financial Offier(3)
Technology Park Malaysia
57000 Kuala Lumpur

-----------------------------------

(1) Resigned as President, Chief Executive Officer and Chief Financial Offer and elected Chairman and Secretary effective February 24, 1999.
(2)  Resigned effective February 24, 1999.
(3)  Elected effective February 24, 1999.

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

Victor Ng - From 1989 until the present, Mr. Ng has been the general manager (institutional sales) of J.M. Sassoon, an investment banking firm in Singapore. From 1997 until the present, Mr. Ng has been a director of TecnoChannel Sdn. Bhd. Mr. Ng holds a Bachelor of Science (economics) degree and a Masters of Science (economics) degree from the University of London.

T.S. Wong - From 1997 to the present, Mr. Wong has been a director and the chief executive officer of TecnoChannel Sdn. Bhd. From 1996 until 1997, Mr. Wong was the executive director of Cybersource Pte. Ltd., a private internet consulting firm. In 1996, Mr. Wong graduated from the National University of Singapore with a Bachelor of Electrical Engineering degree

ITEM 10. EXECUTIVE COMPENSATION

         During calendar 1998, none of the officers or directors were compensated for their services as the Registrant was inactive.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding beneficial ownership of Registrant's common stock as of the date of this report by all shareholders who own 5% or more of Registrant's common stock. Beneficial ownership has been determined for purposes herein in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 as amended, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power in respect of such securities or has the right to acquire beneficial ownership within 60 days.

                                                                                Amount and Nature of       Percent
Name and Address                                        Title of Class          Beneficial Ownership       of Class
----------------                                        ----------------        --------------------       --------
Dr. Ahman Mustaffa Babjee                               Common                          850,000              8.96%
Incubator 2, Unit G3, Technology Park                                                  Indirect(1)
Malaysia
Lebuhraya Puchong-Sungei Besi, Bukit Jalil
57000 Kuala Lumpur

Cheach Meng Fui                                         Common                          850,000              8.96%
Incubator 2, Unit G3, Technology Park                                                  Indirect(2)
Malaysia
Lebuhraya Puchong-Sungei Besi, Bukit Jalil
57000 Kuala Lumpur

Doris Poh Heem Huang                                    Common                          789,550              8.32%
612 Telok Blangah Road                                                                 Indirect(3)
#01-03 Fairways Condominium
Singapore 102096

Chew Gaik Sim                                           Common                          850,000              8.96%
Incubator 2, Unit 63, Technology Park                                                  Indirect(4)
Malaysia
Lebuhraya Puchong-Sungei Besi, Bukit Jalil
57000 Kuala Lumpur

T.S. Wong                                               Common                        2,675,950             28.20%
Incubator 2, Unit G3, Technology Park                                                  Indirect(5)
Malaysia
Lebuhraya Puchong-Sungei Besi, Bukit Jalil
57000 Kuala Lumpur

--------
(1) Owned of record by Ambang Dinamik Sdn. Bhd.
(2) Owned of record by Jerisle Ltd.
(3) Owned of record by Free Earth Investments Ltd. Mrs. Huang is the wife of Victor Ng, a director of the Company, and Mr. Ng disclaims beneficial ownership of these shares.
(4) Owned of record by Neutron Enterprises Inc.
(5) Owned of record by Star Channel Systems Sdn. Bhd. of which Mr. Wong owns 82.3% of the outstanding stock.

         The following table lists, as of the date hereof, the number and percentage of each class of equity shares of Registrant or any of its subsidiaries beneficially owned, directly or indirectly, by each officer and director, and by all directors and officers of Registrant, as a group:

                     Name of                   Amount and Nature         Percent
Title               Beneficial                         of                   of
of Class              Owner                   Beneficial Ownership        Class
--------            ----------                --------------------       -------
Common              Victor Ng                   789,950 Indirect(1)         8.3%

Common              Edward Tobin                 36,567 Indirect(2)         *

Common              T.S. Wong                  2,203,170 Indirect(3)       23.2%

Common              All officers and           3,029,687                   31.5%
                    directors as a group(3)

------------------
*    Less than 1%.
(1) Owned of record by Free Earth Investments Ltd., a corporation owned by Mr. Ng's wife, Doris Poh Heem Huang. Mr. Ng disclaims beneficial ownership of these shares.
(2) Owned of record by D-Vine Investment Partners, a Delaware general partnership between Mr. Tobin and Christopher F. Brown, a director of the Company until February 24, 1999.
(3) Owned of record by Star Channel Systems Sdn. Bhd., a corporation of which Mr. Wong owns 82.3% of the outstanding capital stock.

         Registrant does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of registrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

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




             Franchini and Richard Gaspar incorporated by reference to Registrant's Report on Form 8K as filed with the Commission on April 3, 1996.

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

10.7         Letter Agreement, dated April 1, 1997, between AMC International
             Holdings, Ltd. and IPC Corporation, incorporated by reference to Registrant's report on Form 10-KSB filed with the Commission on December 30, 1998..

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

10.10        Letter, dated December 28, 1998 from Albright, Persing &
             Associates, Ltd., the Registrant's former principal accountant's, to the Securities and Exchange Commission pursuant to Item
             304(a)(3) of Regulation S-K, incorporated by reference to Registrant's report on Form 10-KSB filed with the Commission on December 30, 1998.






10.11        Acquisition Agreement, dated February 24, 1999, by and among Asia
             Media Communications, Ltd., Ambang Dinamik Sdn. Bhd., Star Channel
             Systems Sdn. Bhd., Cheah Meng Fui and GEM Ventures Ltd.
             incorporated by reference to Registrant's report on From 8-K filed with the Commission on March 11, 1999.

27.1         Financial Data Schedule


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

                                    ASIA MEDIA COMMUNICATIONS, LTD.
                                    a Nevada Corporation


Dated:  March 30, 1999              By:  /s/ T.S. Wong
                                         ---------------------------------------
                                         T. S. Wong, President, Chief Executive
                                         Officer and Chief Financial Officer



Dated:  March 30, 1999                   /s/ Edward Tobin
                                         ---------------------------------------
                                         Edward Tobin, Director



Dated:  March 30, 1999                   /s/ Victor Ng
                                         ---------------------------------------
                                         Victor Ng, Director
                                          FINANCIAL DATA SCHEDULE ARTICLE 5