Form 10QSB
period 1999-03-31
MY WEB INC COM
filed 1999-05-20
CIK 823190

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB
(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-23462

                            ------------------------

                                 MY WEB INC.COM
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                            ------------------------

              NEVADA                                           88-0207089
   (STATE OR OTHER JURISDICTION                              (IRS EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                712 FIFTH AVENUE, 7TH FLOOR, NEW YORK, NY 10019
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 582-3400

                            ------------------------

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X    No
             ---      ---

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 1999, the registrant had 10,571,606 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                   ---    ---

================================================================================

                                 MY WEB INC.COM

                                  FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX

                                                                                                         PAGE
                                                                                                        NUMBER
                                                                                                        ------

Part I Financial Information
     Item 1    Condensed Consolidated Balance Sheets at March 31, 1999 and at                              3
                 December 31, 1998...................................................................
               Condensed Consolidated Statements of Operations for the Three Month Periods Ended
                 March 31, 1999 and March 31, 1998...................................................      4
               Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended
                 March 31, 1999 and March 31, 1998...................................................      5
               Notes to Condensed Consolidated Financial Statements..................................      6
               Pro Forma Consolidated Balance Sheet as of March 31, 1999.............................      8
     Item 2    Management's Discussion and Analysis..................................................     11

Part II
     Item 1    Legal Proceedings.....................................................................     13
     Item 2    Changes in Securities.................................................................     13
     Item 3    Defaults Upon Senior Securities.......................................................     13
     Item 4    Submission of Matters to a Vote of Security Holders...................................     13
     Item 5    Other Information.....................................................................     13
     Item 6    Exhibits and Reports on Form 8-K......................................................     13

                                 MY WEB INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           1999           1998
                                                                                        ----------    ------------
                                                                                                      (PRO-FORMA)
                                       ASSETS
Current assets:
     Cash and cash equivalents.......................................................   $  717,497     $   11,118
     Accounts receivable, net........................................................      456,171      1,100,492
     Prepaid expenses and other current assets.......................................      279,730          6,176
                                                                                        ----------    ------------
          Total current assets.......................................................    1,453,398      1,117,786
Property and equipment, net..........................................................       52,787         53,941
                                                                                        ----------    ------------
                                                                                        $1,506,185     $1,171,727
                                                                                        ----------    ------------
                                                                                        ----------    ------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable, trade.........................................................   $  711,607     $  419,154
     Other accounts payable..........................................................      298,179        355,287
     Due to directors................................................................       22,329         37,271
     Loans payable...................................................................      360,540        --
                                                                                        ----------    ------------
          Total current liabilities..................................................    1,392,655        811,712
                                                                                        ----------    ------------
Shareholders' equity:
     Common stock, par value $.01; authorized 100,000,000 shares; issued, 9,503,069 shares in 1999 and 8,563,069 shares in 1998; outstanding 9,495,356 shares in
      1999 and 8,555,356 in 1998.....................................................       94,954         85,554
     Additional paid-in capital......................................................      885,009        885,009
     Retained earnings (deficit).....................................................     (132,712)       123,173
                                                                                        ----------    ------------
                                                                                           847,251      1,093,736
     Less: treasury stock, at cost...................................................      733,721        733,721
                                                                                        ----------    ------------
          Total shareholders' equity.................................................      113,530        360,015
                                                                                        ----------    ------------
                                                                                        $1,506,185     $1,171,727
                                                                                        ----------    ------------
                                                                                        ----------    ------------

                                 MY WEB INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                           FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                         -------------------------
                                                                                            1999          1998
                                                                                         ----------    -----------
                                                                                                       (PRO-FORMA)
Revenues:
     Net sales........................................................................   $1,186,308     $ 105,462
     Interest.........................................................................        8,101        --
                                                                                         ----------    -----------
          Total revenues..............................................................    1,194,409       105,462
                                                                                         ----------    -----------
Costs and expenses:
     Cost of sales....................................................................      395,193        20,739
     Sales and marketing..............................................................      791,526        56,796
     Product development..............................................................       11,865        13,035
     General administration...........................................................      251,710        41,861
                                                                                         ----------    -----------
          Total costs and expenses....................................................    1,450,294       132,431
                                                                                         ----------    -----------
Loss before income taxes..............................................................     (255,885)      (26,969)
Income taxes..........................................................................       --            --
                                                                                         ----------    -----------
Net loss..............................................................................   $ (255,885)    $ (26,969)
                                                                                         ----------    -----------
                                                                                         ----------    -----------
Loss per share........................................................................      $(.03)        $(.00)
                                                                                            -----         -----
                                                                                            -----         -----
Average number of common shares outstanding...........................................    8,868,689     9,055,356
                                                                                          ---------     ---------
                                                                                          ---------     ---------

                                 MY WEB INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           FOR THE THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                         -------------------------
                                                                                            1999          1998
                                                                                         ----------    -----------
                                                                                                       (PRO-FORMA)
Cash flows from operating activities:
     Net loss..........................................................................   $(255,885)    $ (26,969)
     Adjustments:
          Depreciation.................................................................       1,154         1,154
          Common stock issuance for consulting services................................       4,400        --
     Working capital adjustments:
          (Increase) decrease in accounts receivable, trade............................     644,321       (60,039)
          (Increase) decrease in prepaids and other....................................    (273,554)       --
          Increase in accounts payable.................................................     235,345        57,106
                                                                                          ---------    -----------
          Cash flows from operating activities.........................................     355,781       (28,748)
                                                                                          ---------    -----------
Cash flows from investing activities:
     Acquisition of property and equipment.............................................      --           (17,614)
                                                                                          ---------    -----------
Cash flows from financing activities:
     Proceeds on issuance of common stock..............................................       5,000       210,526
     Repayments on due to directors....................................................     (14,942)     (168,938)
     Proceeds of loans payable.........................................................     360,540        --
                                                                                          ---------    -----------
     Cash flows from financing activities..............................................     350,598        41,588
                                                                                          ---------    -----------
Increase (decrease) in cash and cash equivalents.......................................     706,379        (4,774)
Cash balance, beginning................................................................      11,118        55,656
                                                                                          ---------    -----------
Cash balance, end......................................................................   $ 717,497     $  50,882
                                                                                          ---------    -----------
                                                                                          ---------    -----------
Supplementary data:
     Interest income received in operations............................................   $   8,101     $   --
                                                                                          ---------    -----------
                                                                                          ---------    -----------

                                 MY WEB INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

     The accompanying financial statements report the consolidated accounts of My Web Inc.com, (formerly Asia Media Communications, Ltd.) and its newly acquired subsidiary, Tecnochannel Technologies, Sdn. Bhd. (a Malaysian corporation). Pursuant to the acquisition described in Note 4 hereto, the Company has treated the transaction as a reverse acquisition and, accordingly, has reported the pro forma effect in the 1998 statements in order to achieve comparability in its operations and cash flows. The Company was incorporated on February 20, 1985 pursuant to the laws of the State of Nevada, and presently has its administrative office located in New York, New York and operations offices in Kuala Lampur and Beijing.

NOTE 2: UNAUDITED FINANCIAL STATEMENTS

     The consolidated financial statements as of March 31, 1999, and for the period ended March 31, 1999 and 1998, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. The 1998 presentation as pro-forma gives effect to the reverse acquisition in February, 1999, in order to provide comparability in the presentation of operations and cash flows. In addition, the results of operations for the interim period are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10-KSB.

NOTE 3: STOCK SPLIT

     On February 23, 1999, the Company effected a 1 (one) for 100 (one hundred) reverse split of its outstanding common stock. Accordingly, the Company reduced its common stock balance by $54,802 and transferred the amount to additional paid-in capital. All references to common shares are based on the post split amounts.

NOTE 4: ACQUISITION

     On February 24, 1999, the Company acquired 100% of the issued and outstanding capital stock of Tecnochannel Technologies, Sdn. Bhd. a Malaysian corporation ('TSB'), in exchange for an aggregate of 8,500,000 shares of common stock. In connection with such acquisition, the Company issued an aggregate of 440,000 shares of its common stock to GEM Ltd. for its services as financial advisor to the Company.

     TSB, which was formed in April, 1997 and operates under the trade name, 'My Web,' has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes are marketed and sold by Philips and include software developed by TSB and Sun Microsystems. Approximately 15,000 of the boxes are installed in Malaysia and Singapore. In addition, TSB has developed and provides enabling technologies to manufacturers and Internet service providers serving non-personal computer devices (such as the set-top boxes), to enhance the functionalities of such devices. TSB also operates the My Web Online Service which is an Internet portal providing interactive applications, such as e-commerce, to both personal computer users and set-top box users.

     The Company accounted for the acquisition as a purchase under a reverse acquisition procedure whereby TSB's operations and retained earnings are reported as continuous.

NOTE 5: EXERCISES OF COMMON STOCK WARRANT

     In February 1999, Ocean Strategic Holdings Limited ('OSHL'), exercised its right to purchase 500,000 common stock shares at $.01 per share pursuant to a warrant to purchase up to 1,000,000 common shares acquired in August, 1997 for an aggregate consideration of $50,000 in cash. On April 1,

                                 MY WEB INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1999, OSHL exercised its right under such warrant to purchase an additional 400,000 common shares at $.01 per share.

NOTE 6: SUBSEQUENT EVENTS

Private placement completion:

     In May, 1999, the Company completed a private placement for the sale of 526,250 shares of its common stock with aggregate proceeds amounting to $3,780,000. The Company intends to utilize these funds in the future development of the business described in the acquisition above.

Exercise of stock option:

     In May 1999, a non-qualified stock option under the Company's 1999 Incentive Program described in Note 7 below was granted and exercised to purchase 150,000 shares of the Company's common stock at $6.00 per share, or an aggregate of $900,000.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Option agreement:

     Pursuant to a proposed acquisition in 1996 which was never completed, the Company had granted its then subsidiary, AMC Holdings, an option to convert certain preference shares in the acquisition agreement to 125,000 shares of the Company's common stock. The proposed acquired company executed an agreement of forbearance whereby it was agreed to never exercise such option. As management is presently uncertain as to the legal binding effect of such agreement upon an innocent purchaser for value, and although management believes that no shares will be required to be issued, an aggregate of 125,000 shares are reserved in the event that the Company may be forced to issue such shares in the future.

Agreement:

     The Company executed a public relations consulting agreement which has a six month term to provide such services as defined therein. The Company is charging approximately $327,000 of advanced fee over the agreement term. Approximately $272,000 is deferred as of March 31, 1999 and will be charged to operations over the five remaining months. Such fees included the preparation of product and corporate literature, as well as services related to media distribution.

1999 Incentive Program:

     In February 1999, the Company's stockholders approved the adoption of the Company's 1999 Incentive Program (the 'Program') pursuant to which various types of awards may be made. The aggregate number of common stock shares that may be issued or transferred under the Program is 1,000,000 subject to certain adjustments, provided that no award may be made under the Program that would bring the total of all outstanding awards under the Program to more than 15% of the total common stock shares then outstanding. No awards under the Program were made during the three months ended March 31, 1999. An award was made and exercised in May 1999. See Note 6 above.

           PRO FORMA CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1999

     The Company's unaudited pro forma consolidated balance sheet as of March 31, 1999 gives effect to subsequent transactions which have a bearing on the historical consolidated statement reported in the accompanying 10-QSB. Included herein the Company is reporting the completion, in May, 1999, of a private placement of 526,250 shares of common stock as a result of which the Company received total proceeds of $3,780,000, the exercise of an option to purchase 150,000 shares of the Company's common stock at $6.00 per share as a result of which the Company received a total of $900,000 and the exercise of a warrant to purchase 400,000 shares of the Company's common stock at $.01 per share or a total of $4,000. The pro forma information is not necessarily indicative of the results that would have been reported had such events occurred during the period specified nor is it indicative of the Company's future results.

                                 MY WEB INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                      PRO-FORMA CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1999
                                  (UNAUDITED)

                                                                                  PRO-FORMA ADJUSTMENTS
                                                        HISTORICAL     --------------------------------------------      PRO-FORMA
                                                       CONSOLIDATED             DR                      CR              CONSOLIDATED
                                                       ------------    --------------------    --------------------     ------------
                       ASSETS
Current assets:
                                                                               [2]  900,000
                                                                               [1]3,419,460
     Cash and cash equivalents......................    $  714,497             [3]    4,000                              $5,040,957
     Accounts receivable............................       456,171                                                          456,171
     Prepaid expenses & other.......................       279,730                                                          279,730
                                                        ----------                ---------               ---------      ----------
          Total current assets......................     1,453,398                4,323,460                               5,776,858
Property & equipment................................        52,787                                                           52,787
                                                        ----------                ---------               ---------      ----------
                                                        $1,506,185                4,323,460                              $5,829,645
                                                        ----------                ---------               ---------      ----------
                                                        ----------                ---------               ---------      ----------
         LIABILITY AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable...............................    $  711,607                                                       $  711,607
     Other accounts payable.........................       298,179                                                          298,179
     Due to directors...............................        22,329                                                           22,329
     Loans payable..................................       360,540             [1]  360,540                                   --
                                                        ----------                ---------               ---------      ----------
          Total current liabilities.................     1,392,655                  360,540                               1,032,115
                                                        ----------                ---------               ---------      ----------
Shareholders' equity:                                                                                  [3]    4,000
                                                                                                       [2]    1,500
          Common stock..............................        94,954                                     [1]    5,263         105,717
          Additional paid in capital................       885,009                                     [2]  898,500       5,558,246
                                                                                                       [1]3,774,737
     Retained earnings (deficit)....................      (132,712)                                                        (132,712)
                                                        ----------                ---------               ---------      ----------
                                                           847,251                    --                  4,684,000       5,531,251
     Less: treasury stock...........................      (733,721)                                                        (733,721)
                                                        ----------                ---------               ---------      ----------
          Total shareholders' equity................       113,530                    --                  4,684,000       4,797,530
                                                        ----------                ---------               ---------      ----------
                                                        $1,506,185                  360,540               4,684,000      $5,829,645
                                                        ----------                ---------               ---------      ----------
                                                        ----------                ---------               ---------      ----------

              PRO FORMA ADJUSTMENTS TO THE CONSOLIDATED HISTORICAL
                       BALANCE SHEET AS OF MARCH 31, 1999

[1] Effects the completion of the private placement in May, 1999 for the sale of 526,250 shares of the Company's common stock with aggregate proceeds amounting to $3,780,000.

[2] Effects the exercise of an option to purchase 150,000 shares of the Company's common stock at $6.00 per share or a total price of $900,000. The exercise of the option was in May, 1999.


[3] Effects the exercise of a warrant to purchase 400,000 shares of the Company's common stock at $.01 per share or a total of $4,000. The exercise was in April 1999.

ITEM 2. MANAGMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

OVERVIEW

     The Company was inactive during 1998 and until February 1999 when it acquired all of the capital stock of Tecnochannel Technolgies Sdn, Bhd., a Malaysian corporation ('TSB').

     TSB, which was formed in April, 1997 and operates under the trade name, 'My Web,' has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes are marketed and sold by Philips and include software developed by TSB and Sun Microsystems. Approximately 15,000 of the boxes are installed in Malaysia and Singapore. In addition, TSB has developed and provides enabling technologies to manufacturers and Internet service providers serving non-personal computer devices, (such as the set-top boxes), to enhance the functionalities of such devices. TSB also operates the My Web Online Service which is an Internet portal providing interactive applications, such as e-commerce, to both personal computer users and set-top box users.

     The Company's current business plan is to devote all of its resources to the development and expansion of TSB's business.

RESULTS OF OPERATIONS

     Total revenues were $1,194,409, including $8,101 of interest income, for the three-month period ended March 31, 1999 (the '1999 Period') and $105,462 for the three-month period ended March 31, 1998 (the '1998 Period'), an increase of 1,025%. Such increase was primarily attributable to the commencement of sales of TSB's products and services in late fiscal 1997, the introduction of e-commerce in the 1999 Period and reflects the gaining of acceptance in the market place for such products and services.

     Cost of sales increased from $20,739 in the 1998 Period to $395,193 in the 1999 Period, an increase of 1,909%. Such increase reflects the corresponding increase in sales in the 1999 Period and the expansion of services offered in the 1999 Period.

     Gross profit on sales increased from $84,723 in the 1998 Period to $791,115 in the 1999 Period, an increase of 834%. Such increase reflects the corresponding increase in sales in the 1999 Period.

     Total operating expenses increased from $111,692 in the 1998 Period to $1,055,101 in the Period, an increase of 850%.

     Selling expenses increased from $56,796 in the 1998 Period to $791,526 in the 1999 Period, an increase of 1289%. Such increase is attributable to TSB's increased marketing activities during the 1999 Period in connection with the promotion of its products and services and obtaining a wider customer base.

     General and administrative expenses increased from $41,861 in the 1998 Period to $251,710 in the 1999 Period, an increase of 512%. Such increase is primarily attributable to the expansion of TSB's operations during the 1999 Period, as well as fees incurred during the 1999 Period for financial public relations.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company's principal sources of liquidity consisted of cash of $717,497 and net accounts receivable of $456,171.

     In May 1999, a non-qualified stock option to purchase 150,000 shares of the Company's common stock at $6.00 per share was exercised resulting in proceeds to the Company of $900,000. Also in May 1999, the Company completed a private placement of an aggregate of 526,250 shares of common stock for total proceeds of $3,780,000.

FORWARD LOOKING STATEMENTS

     This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively, the 'Filings') contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management.

     When used in the Filings, the words 'anticipate', 'believe', 'estimate', 'expect', 'future', 'intend', 'plan' and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations and any businesses that may be acquired by the Company. Should one more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     1. On February 24, 1999, Registrant issued an aggregate of 8,500,000 shares of its common stock to 15 individuals and entities in exchange for all of the issued and outstanding capital stock of Tecnochannel Technologies Sdn. Bhd., a Malaysian corporation, owned by such individuals and entities. All of such individuals and entities were accredited investors as defined in Regulation D. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the 'Act'). Appropriate legends were affixed to the share certificates in such transaction and all of the recipients had access to information regarding the Registrant.

     2. On February 24, 1999, Registrant issued an aggregate of 440,000 shares of its common stock to GEM Ltd. as compensation for certain financial advisory services rendered in connection with the acquisition described in paragraph 1 above. The shares were issued in reliance on Regulation S and an appropriate legend was affixed to the share certificate issued in such transaction.

     3. On February 25, 1999, Registrant issued an aggregate of 500,000 shares of its common stock to Ocean Strategic Holdings Limited ('OSHL') pursuant to the exercise of a warrant acquired by OSHL in August 1997, for an aggregate consideration of $5,000. The warrant and the shares issued upon exercise thereof were issued in reliance upon Regulation S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the Company's stockholders was held on February
23, 1999, at which shareholders approved an amendment to the Company's Articles of Incorporation to effect a one for 100 reverse split of the Company's outstanding common stock and the adoption of the Company's 1999 Incentive Program. Holders of 3,656,667 shares of the Company's common stock voted in favor of such matters and no holder voted against or abstained on such matters. Details on such matters are described in the Company's proxy statement dated February 12, 1999.


ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.1 Financial Data Schedule

     (b) Reports on Form 8-K

         (i) On March 11, 1999, the Company filed a report on Form 8-K reporting the acquisition of all of the capital stock of Tecnochannel Tecnologies Sdn. Bhd., a Malaysian corporation, and the related change in control.

         (ii) On May 10, 1999, the Company filed a report on Form 8-K/A containing the financial statements required in connection with the acquisition described in item (i) above.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                      MY WEB INC.COM
                                                       (Registrant)


Date: May 20, 1999                        By:       /s/ EDWARD J. TOBIN
                                             ...................................
                                                      EDWARD J. TOBIN
                                                          CHAIRMAN