Form 10QSB
period 1999-06-30
MY WEB INC COM
filed 1999-08-16
CIK 823190

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

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

                                BLOCK G, UNIT 606
                               PHILEO DAMANSARA 1
                                NO. 9 JALAN 16/11
                               OFF JALAN DAMANSARA
                               46350 PETALING JAYA
                                SELANGOR MALAYSIA

                    (Address of Principal Executive Offices)

                                 (603) 460-9282
                 Issuer's Telephone Number, Including Area Code

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 1999, the registrant had 10,671,606 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):

 Yes        No  X
     ---       ---

                                 MY WEB INC.COM
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 1999


                                                                                            Page
                           INDEX                                                            Number

PART I  FINANCIAL INFORMATION

Item 1  Condensed Consolidated Balance Sheets at June 30, 1999 and at December 31, 1998       3
        Condensed Consolidated Statements of Operations for the three month periods ended June 30, 1999 and June 30, 1998 and the six month periods
                 ended June 30, 1999 and June 30, 1998                                        4

        Condensed Consolidated Statements of Cash Flows for the six month periods
                 ended June 30, 1999 and June 30, 1998                                        5

        Notes to Condensed Consolidated Financial Statements                                  6

Item 2  Management's Discussion and Analysis                                                 10


PART II

Item 1  Legal Proceedings                                                                    14
Item 2  Changes in Securities                                                                14
Item 3  Defaults Upon Senior Securities                                                      15
Item 4  Submission of Matters to a Vote of Security Holders                                  15
Item 5  Other Information                                                                    16
Item 6  Exhibits and Reports on Form 8-K                                                     16



Certain statements under the caption "Management's Discussion and Analysis" and elsewhere in this Form 10-QSB constitute "forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions; competition; political changes in international markets; operating costs; costs of capital equipment; changes in foreign currency exchange rates; changes in business strategy or expansion plans; quality of management; availability, terms and development of capital; fluctuating interest rates; and other factors referenced in this Form 10-QSB.

ITEM I.  FINANCIAL STATEMENTS

                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                December
                                                                             June 30 ,          31, 1998
                                                                               1999            (Proforma)
                                                                            -----------       ------------
              Assets
Current Assets:
     Cash and cash equivalents                                                $ 3,815,517    $    11,118
     Accounts receivable, net                                                     430,541      1,100,492
     Inventories                                                                   43,338           --
     Prepaid expenses and other current assets                                    359,163          6,176
                                                                              -----------    -----------
         Total Current Assets                                                   4,648,559      1,117,786
                                                                              -----------    -----------
Property and equipment, net                                                       188,248         53,941
                                                                              -----------    -----------
                                                                              $ 4,836,807    $ 1,171,727
                                                                              -----------    -----------
     Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable, trade                                                  $   585,905    $   419,154
     Other accounts payable                                                       288,129        355,287
     Due to directors                                                              75,162         37,271
                                                                              -----------    -----------
         Total Current Liabilities                                                949,196        811,712
                                                                              -----------    -----------
Shareholders' Equity:
     Common stock, par value $.01; authorized 100,000,000 shares; issued,
       10,679,319 shares in 1999 and 8,563,069 shares in 1998; outstanding
       10,671,606 shares in 1999 and 8,555,356 in 1998                            106,717         85,554
     Additional paid-in capital                                                 5,558,247        885,009
     Retained earnings (deficit)                                               (1,043,576)       123,173
     Currency translation adjustment                                                  (56)          --
                                                                              -----------    -----------
                                                                                4,621,332      1,093,736
     Less: Treasury stock, at cost                                                733,721        733,721
                                                                              -----------    -----------
         Total Shareholders' Equity                                             3,887,611        360,015
                                                                              -----------    -----------
                                                                              $ 4,836,807    $ 1,171,727
                                                                              ===========    ===========

                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                             For the Three Months Ended        For the Six Months Ended
                              June  30,        June 30,       June 30,          June 30,
                                1999            1998           1999               1998
                             -----------     -----------    -----------       -----------
                                             (Pro-forma)                      (Pro-forma)


Revenues:
     Net Sales                $  1,698,326    $    149,534   $  2,884,634    $    254,996
     Interest and other             33,514            --           41,701            --
                              ------------    ------------    ------------   ------------
         Total Revenues          1,731,840         149,534      2,926,335         254,996
                              ------------    ------------    ------------   ------------
Costs and Expenses:
     Cost of sales                 555,630          36,434        950,823          57,173
     Sales and marketing         1,675,730          29,454      2,467,256          86,250
     Product development            96,502          14,670        108,367          27,705
     General administration        298,496          44,319        566,639          86,180
                              ------------    ------------    ------------   ------------
         Total Costs and
               Expenses          2,626,358         124,877      4,093,085         257,308
                              ------------    ------------    ------------   ------------
Income (Loss) before
   income  taxes                  (894,518)         24,657     (1,166,750)         (2,312)
Income taxes                          --              --             --              --
                              ------------    ------------    ------------   ------------
Net Income (Loss)                 (894,518)   $     24,657   $ (1,166,750)   $     (2,312)
                              ============    ============    ============   ============
Income (Loss) per share       $       (.09)   $        .00   $       (.12)   $       (.00)
                              ============    ============    ============    ============
Average number of
 common shares
outstanding (post split)        10,446,189       8,555,356      9,730,773       8,555,356
                              ============    ============    ============    ============

                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                For the Six Months Ended
                                                                                June 30,        June 30,
                                                                                    1999            1998
                                                                                ---------       ---------
                                                                                               (Pro-forma)

Cash Flows from Operating Activities:
     Net income (loss)                                                        $(1,166,750)       $(2,312)
     Adjustments:
         Depreciation                                                               8,684          5,967
         Currency exchange - unrealized                                             1,450           --
Common stock issuance for
              consulting services                                                   4,400           --
         Disposition of equipment                                                   3,251           --
         Shareholder debt forgiveness                                                --             --
Working Capital Adjustments:
         (Increase) Decrease in inventories                                       (43,338)          --
         (Increase) Decrease in accounts
              receivable, trade                                                   670,258        (90,503)
         (Increase) Decrease in prepaids
              and other                                                          (352,702)          --
         Increase in accounts payable                                             112,954         61,219
                                                                              -----------   -----------
     Cash Flows from Operating Activities                                        (761,793)       (25,629)
                                                                              -----------   -----------
Cash Flows from Investing Activities:
     Acquisition of property and equipment                                       (146,232)       (19,444)
                                                                              -----------   -----------
Cash Flows from Financing Activities:
     Proceeds on issuance of common stock                                       4,690,000        210,526
     Repayments on due to directors                                                22,424       (157,835)
                                                                              -----------   -----------
     Cash Flows from Financing Activities                                       4,712,424         52,691
                                                                              -----------   -----------
Increase in cash and cash equivalents                                           3,804,399          7,618
Cash balance, beginning                                                            11,118         55,656
                                                                              -----------   -----------
Cash balance, end                                                          $    3,815,517 $       63,274
                                                                           ============== ==============
Supplementary Data:
Interest income received in operations                                     $       40,423 $         --
                                                                           ============== ==============


                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:       BASIS OF PRESENTATION

                           The accompanying financial statements report the consolidated accounts of My Web, Inc. com (formerly Asia Media Communications, Ltd.) and its newly acquired subsidiary, Tecnochannel Technologies, Sdn., Bhd., (a Malaysian corporation). Pursuant to the acquisition described in Note 4 hereto, the Company has treated the transaction as a reverse acquisition and, accordingly, has reported the pro forma effect in the 1998 statements in order to achieve comparability in its operations and cash flows. The Company was incorporated on February 20, 1985 pursuant to the laws of the State of Nevada, and presently has its principal office located in Malaysia, and other offices in New York, New York, San Francisco, California and Beijing, China.

NOTE 2:       UNAUDITED FINANCIAL STATEMENTS

                           The consolidated financial statements as of June 30, 1999, and for the periods ended June 30, 1999 and 1998, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. The 1998 presentation as pro-forma gives effect to the reverse acquisition in February, 1999, in order to provide comparability in the presentation of operations and cash flows. In addition, the results of operations for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10-KSB.

NOTE 3:       STOCK SPLIT

                           On February 23, 1999, the Company effected a 1 (one) for 100 (one hundred) reverse split of its outstanding common stock. Accordingly, the Company reduced its common stock balance by $54,802 and transferred the amount to additional paid-in capital. All references to common shares are based on the post split amounts.

                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:       ACQUISITION

                           On February 24, 1999, the Company acquired 100% of the issued and outstanding capital stock of Tecnochannel Technologies, Sdn., Bhd., a Malaysian corporation, ("TSB"), in exchange for an aggregate of 8,500,000 shares of common stock. In connection with such acquisition, the Company issued an aggregate of 440,000 shares of its common stock to GEM Ltd. for its services as financial advisor to the Company.

                           Tecnochannel, which was formed in April, 1997 and operates under the trade name, "My Web", has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes are marketed and sold by Philips and include software developed by Tecnochannel. Approximately 18,000 of the boxes are installed in Malaysia and Singapore. In addition, Tecnochannel has developed and provides enabling technologies to manufacturers and Internet service providers serving non-personal computer devices (such as the set-top boxes), to enhance the functionalities of such devices. Tecnochannel also operates the My Web Online Service which is an Internet portal providing interactive applications, such as e-commerce, to both personal computer users and set-top box users.

                           The Company accounted for the acquisition as a purchase under a reverse acquisition procedure whereby Tecnochannel's operations and retained earnings are reported as continuous.

                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:       CERTAIN TRANSACTIONS

                           Private placement completion:

                           In May, 1999, the Company completed a private placement for the sale of 526,250 shares of its common stock with aggregate proceeds amounting to $3,780,000. The Company intends to utilize these funds in the future development of the business described in the acquisition above.

                           Exercises of option and warrant:

                           In May 1999, a non-qualified stock option under the Company's 1999 Incentive Program described in Note 7 below was granted and exercised to purchase 150,000 shares of the Company's common stock at $6.00 per share, or an aggregate of $900,000.

                           In February 1999, Ocean Strategic Holdings Limited ("OSHL"), exercised its right to purchase 500,000 common stock shares at $.01 per share pursuant to a warrant to purchase up to 1,000,000 common shares acquired in August, 1997 for an aggregate consideration of $50,000 in cash. On April 1, 1999, OSHL exercised its right under such warrant to purchase an additional 400,000 common shares at $.01 per share. As discussed in Note 7 below, on August 4, 1999, OSHL exercised its right to purchase the remaining 100,000 shares under the warrant.

NOTE 6:       COMMITMENTS AND CONTINGENCIES

                           Option agreement:

                           Pursuant to a proposed acquisition in 1996 which was never completed, the Company had granted its then subsidiary, AMC Holdings, an option to convert certain preference shares in the acquisition agreement to 125,000 shares of the Company's common stock. The proposed acquired company executed an agreement of forbearance whereby it was agreed to never exercise such option. As management is presently uncertain as to the legal binding effect of such an agreement upon an innocent purchaser for value, and although management believes that no shares will be required to be issued, an aggregate of 125,000 shares are reserved in the event that the Company may be forced to issue such shares in the future.

                           Marketing Agreement:

                           The Company executed a public relations consulting agreement which has a six month term to provide such services defined therein. The Company is charging approximately $327,000 of advanced fee over the agreement term. Approximately $109,000 is deferred as of June 30, 1999 and will be charged to operations over the two remaining months. Such fees included the preparation of product and corporate literature, as well as services related to media distribution.

                           1999 Incentive Program:

                           In February 1999, the Company's stockholders approved the adoption of the Company's 1999 Incentive Program (the "Program") pursuant to which various types of awards may be made. The aggregate number of common stock shares that may be issued or transferred under the Program is 1,000,000 subject to certain adjustments, provided that no award may be made under the Program that would bring the total of all outstanding awards under the Program to more than 15% of the total number of common stock shares at the time outstanding. An award was made and exercised in May 1999. See Note 6 above. In addition, in May 1999, two options were granted for 125,000 shares each, one exercisable in May 1999 at $17.10 per share (120% of bid price) and the second option is exercisable in November 1999 at 120% of the then bid price. The May 1999 option has not been exercised.

                           1999 Non-Qualified Stock Option Plan:

                           In June 1999, the directors of the Company adopted the 1999 Non-Qualified Stock Option Plan (the "Plan") pursuant to which only non-qualified stock option may be granted. The aggregate number of common stock shares that may be issued or transferred under the Plan is 1,000,000 subject to certain adjustments, provided that no option may be granted under the plan that would bring the total of all outstanding options under the Plan to more than 15% of the total of common shares at the time outstanding. As of the current date, no options have been granted under this Plan.

NOTE 7:           SUBSEQUENT EVENT

                           On August 4, 1999, OSHL exercised its right to purchase the remaining 100,000 common stock shares at $.01 per share under a warrant to purchase up to 1,000,000 common stock shares acquired in August, 1997 for an aggregate consideration of $50,000 in cash.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS

                  THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

Overview

                  The Company was inactive during 1998 and until February 1999, when it acquired all of the capital stock of Tecnochannel Technologies Sdn., Bhd., a Malaysian corporation ("TSB").

                  TSB, which was formed in April, 1997 and operates under the trade name, "My Web," has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes are marketed and sold by Philips and include software developed by TSB. Approximately 18,000 of the boxes have been installed in Malaysia and Singapore. In addition, TSB has developed and provides enabling technologies to manufacturers and Internet service providers serving non-personal computer devices (such as the set-top boxes) to enhance the functionalities of such devices. TSB also operates the My Web Online Service which is an Internet portal providing interactive applications, such as e-commerce, to users of both personal computers (PCs) and set-top boxes.

                  The Company's current business plan is to devote all of its resources to the development and expansion of TSB's business in China and other emerging market countries where the cost of PCs, the principal alternative connection to the Internet, is substantially higher than the Company's set-top boxes.

                  As discussed below, the three month period ended June 30, 1999 was characterized by increased revenues offset by increased expenses incurred in connection with the Company's entry into China. The Company believes it is well placed to capture a portion of the Internet users in China through the deployment of the set-top boxes, as they offer easy and affordable Internet access compared to PCs whose prices remain high relative to average income levels. The Company has entered into strategic alliances with local Chinese partners, i.e., manufacturers, content providers and Internet Service Providers, for the deployment of the set-top boxes, and for MyWeb's localized portal site in China. The Company has also embarked on an aggressive brand building strategy in China that has resulted in an increase in expenses primarily relating to the cost of acquiring Internet users in China and advertising and promoting the My Web brand. The Company expects to continue to incur losses during the roll out of its products and services in China.

COMPARISON OF THE THREE MONTHS PERIOD ENDED JUNE 30, 1999 TO THE THREE MONTH PERIOD ENDED JUNE 30, 1998 AND THE THREE MONTH PERIOD ENDED MARCH 31, 1999

Total Revenue

Revenues were $1,731,840, including $33,514 of interest and other income, in the three month period ended June 30, 1999 (the "1999 Second Quarter") compared to $1,194,409, including $8,101 of interest income, in the three month period ended March 31, 1999 (the "1999 First Quarter"), and $149,534 in the three months period ended June 30, 1998 (the "1998 Second Quarter"). The increase in revenues in the 1999 Second Quarter as compared to the 1999 First Quarter was primarily due to revenue from a software licensing agreement. The increase in revenues in the 1999 Second Quarter as compared to the 1998 Second Quarter was primarily due to software licensing revenue and e-commerce transactions, which commenced in 1999. No customer accounted for more than 10% of total revenues during the 1999 Second Quarter except for Net China and HKNet, which accounted for approximately 43% and 29%, respectively, of total revenues during such quarter. No customer accounted for more than 10% of total revenues during the 1998 Second Quarter except for Phillips Consumer Electronics (and subsidiaries thereof), which accounted for approximately 56% of total revenues during such quarter.

Cost Of Revenue

Cost of revenues were $555,630 in the 1999 Second Quarter compared to $395,193 in the 1999 First Quarter, and $36,434 in the 1998 Second Quarter. The increase in cost of revenue of 41% in the 1999 Second Quarter compared to the 1999 First Quarter was due to an increase in software licensing costs. The increase in cost of revenue of 1,425% in the 1999 Second Quarter compared to the 1998 Second Quarter was primarily due to the cost of goods for e-commerce transactions and the increase in software licensing costs.

Total Operating Expenses

Total operating expenses were $2,070,728 in the 1999 Second Quarter compared to $1,055,101 in the 1999 First Quarter and $88,443 in the 1998 Second Quarter. The increase was primarily attributable to an increase in sales and marketing expenses to $1,675,730 in the 1999 Second Quarter from $791,526 in the 1999 First Quarter, an increase of 112%, and from $29,454 in the 1998 Second Quarter, an increase of 5,589%.

Sales and marketing expenses consisted primarily of employee compensation, the cost of acquiring internet users in Hong Kong and China, and advertising and other promotion/marketing related expenses. The increase in absolute dollars from the 1999 First Quarter and 1998 Second Quarter is primarily attributable to an increase in personnel, the costs associated with the Company's aggressive brand-building strategy in China and an increase in advertising and promotion/marketing related expenses.

Product development expenses increased 713% from $11,865 in the 1999 First Quarter to $96,502 in the 1999 Second Quarter, and increased 558% from $14,670 in the 1998 Second

Quarter. Product development expenses consist primarily of employee compensation relating to developing and enhancing features of the MyWeb online service properties. The increase in absolute dollars is primarily a result of the increase in the number of engineers responsible for the product development. The Company has expensed, as incurred, all internal product development costs and expects to incur increased product development costs in absolute dollars in future periods to remain competitive.

General administration expenses increased 19% from $251,710 in the 1999 First Quarter to $298,496 in the 1999 Second Quarter, and increased 574% from $44,319 in the 1998 Second Quarter. General administration expenses consist primarily of employee compensation and fees for professional services, and the increase in absolute dollars is primarily a result of an increase in personnel and increased fees for professional services during the 1999 Second Quarter.

Net Profit (Loss)

The Company recorded a net loss of $894,518 or $0.09 per share for the 1999 Second Quarter compared to a net loss of $255,885 or $0.03 per share for the 1999 First Quarter. The increase in net loss was primarily attributable to the increase in cost of revenues, advertising and promotion/marketing related expenses, and investments in the Company's brand-building strategy in China. This was offset by the increase in revenue in the 1999 Second Quarter compared to the 1999 First Quarter.

Similarly, compared to the net profit of $24,657 in the 1998 Second Quarter, the increase in net loss was primarily attributable to the increase in cost of revenues, advertising and promotion/marketing related expenses, investments in the Company's brand-building strategy in China and the roll out of MyWeb services in China. This was offset by the increase in revenues in the 1999 Second Quarter compared to the 1998 Second Quarter.

COMPARISON OF THE SIX MONTHS PERIOD ENDED JUNE 30, 1999 TO THE SIX MONTHS PERIOD ENDED JUNE 30, 1998

Total Revenue

Revenues increased from $254,996 in the six months period ended June 30, 1998 (the "1998 Period") to $2,926,335 in the six month period ended June 30, 1999 (the "1999 Period"), an increase of 1,048%. This increase was attributable to software licensing revenue and e-commerce transactions which commenced in 1999. Two customers, Net China and HKNet, accounted for approximately 51% and 17%, respectively, of revenues during the 1999 Period while one customer, Phillips Consumer Electronics (and subsidiaries thereof), accounted for approximately 33% of revenue during the 1998 Period.

Cost Of Revenue

Cost of revenue increased from $57,173 in the 1998 Period to $950,823 in the 1999 Period, an increase of 1,563%. The increase in cost of revenue was primarily due to the cost of goods for the e-commerce transactions and software licensing costs in the 1999 Period.

Total Operating Expenses

Total operating expenses increased 1,470% from $200,135 in the 1998 Period to $3,142,262 in the 1999 Period. The increase was primarily attributable to an increase in sales and marketing expenses from $86,250 in the 1998 Period to $2,467,256 in the 1999 Period, an increase of 2,760%.

The sales and marketing expenses consists primarily of the cost of acquiring internet users in Hong Kong and China, and advertising and other promotion/marketing related expenses. The increase in absolute dollars from the 1998 period is primarily attributable to the costs associated with the Company's brand-building strategy in China and an increase in advertising and promotion/marketing related expenses.

Product development expenses increased 291% from $27,705 in the 1998 Period to $108,367 in the 1999 Period. Product development expenses consist primarily of employee compensation relating to developing and enhancing features of the MyWeb online service properties. The increase in absolute dollars is primarily a result of the increase in the number of engineers responsible for the product development. The Company has expensed, as incurred, all internal product development costs and expects to incur increased product development costs in absolute dollars in future periods to remain competitive.

General administration expenses increased 558% from $86,180 in the 1998 Period to $566,639 in the 1999 Period. General administration expenses consist primarily of employee compensation and fees for professional services. The increase in absolute dollars is primarily a result of an increase in personnel and increased fees for professional services during the 1999 Period.

Net Loss

The Company recorded a net loss of $1,166,750 or $0.12 per share for the 1999 Period compared to a net loss of $2,312 or $0.00 per share for the 1998 Period. The increase in net loss was primarily attributable to the increase in cost of revenues, general administration expenses, advertising and promotion/marketing related expenses, investments in the Company's brand-building strategy in China. This was offset by the increase in revenue in the 1999 period compared to the 1998 Period.

Liquidity and Capital Resources

At June 30, 1999, the Company had cash and cash equivalents totaling $3,815,517 compared to $63,724 at June 30, 1998. For the six months ended June 30, 1999, cash used in operating activities of $761,793 was primarily due to the net loss of $1,166,750 for the 1999 period.

Cash used in investing activities was $146,232 for the 1999 Period compared to $19,444 for the 1998 Period. The capital expenditure of $146,232 for the 1999 Period consisted of the purchase of computer hardware and software, and other office equipment.

For the 1999 Period, cash provided by financing activities of $4,712,424 was derived primarily from the private placement of shares of common stock in the amount of $3,780,000 and the issuance of common stock pursuant to the exercise of a stock option in the amount of $900,000. As the Company experienced negative cash flow from operations in the 1999 Period and anticipates that it will continue to incur negative cash flow during the roll out of its products and services in China, the Company may require additional capital. The sale of additional equity or convertible debt securities, if required, may result in additional dilution to the holders of the Company's common stock. There can be no assurance that additional financing, if required, will be available on terms and conditions acceptable to the Company, if available at all.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         1. On April 1, 1999, Registrant issued an aggregate of 400,000 shares of its common stock to Ocean Strategic Holdings Limited ("OSHL") pursuant to the exercise of a warrant acquired by OSHL in August 1997, for an aggregate consideration of $4,000. The warrant and the shares issued upon exercise thereof were issued in reliance upon Regulation S.

         2. In May, 1999, Registrant completed a private placement of its common stock to 13 accredited investors. Registrant issued an aggregate 526,250 of its common stock for aggregate cash proceeds of $3,780,000. The shares were issued to the following investors:


                                              Number of
Name of Investor                            Shares Purchased           Amount Invested
--------------------------               ----------------------      --------------------
Tao Ying                                            500                  $    3,000
Alvin Granof                                     14,000                      84,000
Jonathan A. Kaye                                  1,000                       6,000
Ah Kee Tay                                       10,000                      60,000
John Lim Kok Min                                 20,000                     120,000
PT Portola Konsultindo                          204,250                   1,528,000
Tee-Jin Gan                                      50,000                     420,000
Micheal Tee-Kian Gan                             50,000                     500,000
Soo Keok Ong                                     50,000                     300,000
Cheah Meng Fui                                   77,000                     462,000
Lee Wai Ping                                     10,000                      60,000
Zhang Hui Quan                                    1,500                       9,000
Xu Hui                                           38,000                     228,000


         The foregoing issuances were deemed exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act and Rule 506 of Regulation D, as transactions by an issuer not involving any public offering. The foregoing investors represented that they were accredited investors and that they were acquiring the shares for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates and all investors had adequate access to information about Registrant.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security holders

         (a) On April 7, 1999, the Company mailed an information statement to shareholders advising them that holders of not less than 50.1% of the Company's then outstanding shares of common stock had approved an amendment to the Company's Articles of Incorporation to effect a change in the Company's name from Asia Media Communications, Ltd. to My Web Inc.com. Such action was taken on April 28, 1999.

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

                                 MY WEB INC.COM
                                  (Registrant)
                                 By:  s/s  T.S. Wong
                                    -----------------
                                    T.S. Wong
                                    President


Date:  August 13, 1999