Form 10QSB
period 1999-09-30
MYWEB INC COM
filed 1999-11-15
CIK 823190

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                            --------------------------

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes __X__   No ____


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes __X__   No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 1999, the registrant had 10,838,630 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes ____   No __X__

                                 MY WEB INC.COM
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 1999

                                                                                                          Page
                  INDEX                                                                                   Number

PART I  FINANCIAL INFORMATION

Item 1            Condensed Consolidated Balance Sheets at September 30, 1999 and at December 31, 1998      3
                  Condensed Consolidated Statements of Operations for the three month periods ended September 30, 1999 and September 30, 1998 and
                           the nine month periods ended September 30, 1999 and
                           September 30, 1998                                                               4

                  Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and September
                           30, 1998                                                                         5

                  Notes to Condensed Consolidated Financial Statements                                      6

Item 2            Management's Discussion and Analysis                                                     11

PART II

Item 1            Legal Proceedings                                                                        16
Item 2            Changes in Securities                                                                    16
Item 3            Defaults Upon Senior Securities                                                          16
Item 4            Submission of Matters to a Vote of Security Holders                                      16
Item 5            Other Information                                                                        16
Item 6            Exhibits and Reports on Form 8-K                                                         16



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

ITEM I.  FINANCIAL STATEMENTS

                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                      December
                                                               September 30,          31, 1998
                                                               1999                   (Proforma)
                                                               ----                    ---------

Assets
Current Assets:
Cash and cash equivalents                                      $ 2,369,490             $    11,118
Accounts receivable, net                                         1,435,736               1,100,492
Inventories                                                          5,452                    --
Prepaid expenses and other current assets                          402,406                   6,176
                                                               -----------             -----------

Total Current Assets                                             4,213,084               1,117,786
                                                               -----------             -----------

Property and equipment, net                                        300,721                  53,941
                                                               -----------             -----------

                                                               $ 4,513,805             $ 1,171,727
                                                               ===========             ===========

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable, trade                                        $   791,799             $   419,154
         Other accounts payable                                  1,766,872                 355,287
Due to directors                                                    77,748                  37,271
Other                                                                8,837                    --
                                                               -----------             -----------
Total Current Liabilities                                        2,645,256                 811,712
                                                               -----------             -----------

Shareholders' Equity:
Common stock, par value $.01; authorized
  100,000,000 shares; issued, 10,679,319 shares
  in 1999 and 8,563,069 shares in 1998; outstanding
  10,671,606 shares in 1999 and 8,555,356 in 1998                  106,717                  85,554

Additional paid-in capital                                       5,558,247                 885,009
         Retained earnings (deficit)                            (3,063,518)                123,173
Currency translation adjustment                                        824                    --
                                                               -----------             -----------
                                                                 2,602,270               1,093,736
Less: Treasury stock, at cost                                      733,721                 733,721
                                                               -----------             -----------

Total Shareholders' Equity                                       1,868,549                 360,015
                                                               -----------             -----------

                                                               $ 4,513,805             $ 1,171,727
                                                               ===========             ===========


                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                          For the Three Months Ended                          For the Nine Months Ended
                                                  September 30,                                      September 30,
                                        1999                      1998                      1999                    1998
                                    ----------------------------------------         ------------------------------------------
                                                                (Pro-forma)                                      (Pro-forma)

Revenues:

Net Sales                            $  3,007,200             $    426,152            $  5,891,834             $    681,148
Interest and other                         36,288                     --                    77,989                     --
                                     ------------             ------------             ------------             ------------

Total Revenues                          3,043,488                  426,152               5,969,823                  681,148
                                     ------------             ------------             ------------             ------------

Costs and Expenses:

Cost of sales                           1,782,350                    8,575               2,733,173                   65,748
Sales and marketing                     2,595,680                   85,303               5,062,936                  171,553
Product development                       140,853                  116,064                 196,588                  143,769
General administration                    546,895                   57,192               1,166,166                  143,372
                                     ------------             ------------             ------------             ------------

Total Costs and
 Expenses                               5,065,778                  267,134               9,158,863                  524,442
                                     ------------             ------------             ------------             ------------

Income (Loss) before
 income  taxes                         (2,022,290)                 159,018              (3,189,040)                 156,706

Income taxes                                 --                       --                      --                       --
                                     ------------             ------------             ------------             ------------

Net Income (Loss)                    $ (2,022,290)            $    159,018            $ (3,189,040)            $    156,706
                                     ============             ============            ============             ============

Income (Loss) per share              $      (0.19)            $       0.02            $      (0.32)            $       0.02
                                     ============             ============            ============             ============

Average number of
 common shares
 outstanding (post split)              10,671,606                8,555,356              10,044,384                8,555,356
                                     ============             ============            ============             ============


                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    For the Nine Months Ended
                                                    September 30,
                                                     1999                   1998
                                                   -----------------------------------
                                                   (Pro-forma)

Cash Flows from Operating Activities:

Net income (loss)                                  $(3,189,040)            $   156,706
Adjustments:
Depreciation                                            21,147                   8,951
Currency exchange - unrealized                            (538)                   --
Common stock issuance for
 consulting services                                     4,400                    --
Disposition of equipment                                 3,251                    --
Working Capital Adjustments:

(Increase) Decrease in inventories                      (5,452)                   --
(Increase) Decrease in accounts
 receivable, trade                                    (337,478)               (503,334)
(Increase) Decrease in prepaids
 and other                                            (396,251)                   --
Increase in accounts payable                         1,787,892                 291,493
                                                     -----------            ----------

Cash Flows from Operating Activities                (2,112,069)                (46,184)
                                                     -----------            ----------

Cash Flows from Investing Activities:

Acquisition of property and equipment                 (271,223)                (19,444)
                                                     -----------            ----------

Cash Flows from Financing Activities:

Proceeds on issuance of common stock                 4,690,001                 210,526
Proceeds (payments) on due to directors                 40,477                (142,969)
Repayments on due to directors                          11,186                    --
                                                     -----------            ----------
Cash Flows from Financing Activities                 4,741,664                  67,557
                                                     -----------            ----------

Increase in cash and cash equivalents                2,358,372                   1,929
Cash balance, beginning                                 11,118                  55,656
                                                     -----------            ----------

Cash balance, end                                  $ 2,369,490             $    57,585
                                                   ===========             ===========
Supplementary Data:
Interest income received in operations             $    56,410             $      --
                                                   ===========             ===========


                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1:           BASIS OF PRESENTATION

The accompanying financial statements report the consolidated accounts of My Web, Inc.com (formerly Asia Media Communications, Ltd.) and its wholly owned subsidiaries, Tecnochannel Technologies, Sdn., Bhd. (a Malaysian corporation), MyWeb Asia Pte. Ltd. (a Singaporean corporation), MyWeb Network System (Beijing) Co. Ltd. (a Chinese corporation) and MyWeb Americas Inc. (a Delaware corporation). Pursuant to the acquisition described in Note 4 hereto, the Company has treated acquisition of Tecnochannel as a reverse acquisition and, accordingly, has reported the pro forma effect in the 1998 statements in order to achieve comparability in its operations and cash flows. The Company was incorporated on February 20, 1985 pursuant to the laws of the State of Nevada, and presently has an administrative office in San Francisco, California, and operations offices in Kuala Lampur and Beijing.

NOTE 2:           UNAUDITED FINANCIAL STATEMENTS

The consolidated financial statements as of September 30, 1999, and for the periods ended September 30, 1999 and 1998, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. The 1998 presentation as pro-forma gives effect to the reverse acquisition in February, 1999, in order to provide comparability in the presentation of operations and cash flows. In addition, the results of operations for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10-KSB.

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

TSB, which was formed in April, 1997 and operates under the trade name, "My Web", has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes are marketed and sold by Philips and other third parties and include software developed by TSB. Approximately 25,000 of the boxes are installed in Malaysia and Singapore and 10,000 are installed in China. In addition, TSB has developed and provides enabling technologies to manufacturers and Internet service providers serving non-personal computer devices, (such as the set-top boxes), to enhance the functionalities of such devices. TSB also operates multiple Internet portals providing localized interactive applications, such as e-commerce, to both personal computer users and set-top box users.

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

                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5:           CERTAIN TRANSACTIONS - CONTINUED

Exercise of option and warrant

In May 1999, a non- qualified stock option under the Company's 1999 Incentive Program described in Note 7 below was granted and exercised to purchase 150,000 shares of the Company's common stock at $6.00 per share, or an aggregate of $900,000.

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

NOTE 6:           COMMITMENTS AND CONTINGENCIES

LICENSING AND REVENUE AGREEMENTS

In 1999 the Company entered into certain software license agreements in exchange for fair value advertising and marketing arrangements in kind. The revenues being recognized under these arrangements, $1,500,000 for the three months ended September 30, 1999 and $3,500,000 for the nine months ended September 30, 1999, are being amortized utilizing a straight line method over the one year term of each respective agreement.

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

                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 6:           COMMITMENTS AND CONTINGENCIES - CONTINUED

Marketing Agreement:

The Company executed a public relations consulting agreement which has a six month term to provide such services defined therein. The Company is charging approximately $327,000 of advanced fee over the agreement term. As of September 30, 1999, the entire advance has been charged to operations. Such fees included the preparation of product and corporate literature, as well as services related to media distribution.

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

1999 Non-Qualified Stock Option Plan:

In June, 1999, the directors of the Company adopted the 1999 Non-Qualified Stock Option Plan (the "Plan") pursuant to which only non-qualified stock option may be granted. The aggregate number of common stock shares that may be issued or transferred under the Plan is 1,000,000, subject to certain adjustments, provided that no option may be granted under the plan that would bring the total of all outstanding options under the Plan to more than 15% of the total of common shares at the time outstanding. As of the current date, no options have been granted under this Plan.

                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 7:           SUBSEQUENT EVENT

In October, 1999, options were granted and exercised under the Company's 1999 Incentive Program and 1999 Non-Qualified Stock Option Plan to purchase an aggregate of 150,000 and 250,000 shares, respectively, of the Company's common stock.

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

                  TSB, which was formed in April, 1997 and operates under the trade name, "My Web," has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes are marketed and sold by third parties, primarily Philips Consumer Electronics, and include software developed by TSB. Approximately 25,000 of the boxes have been installed in Malaysia and Singapore and 10,000 in China. In addition, TSB has developed and provides enabling technologies to manufacturers and Internet service providers serving non-personal computer devices (such as the set-top boxes) to enhance the functionalities of such devices. TSB also operates multiple Internet portals providing localized interactive applications, such as e-commerce, to users of both personal computers and set-top boxes.

                  The Company's current business plan is to devote all of its resources to the development and expansion of TSB's business in China and other emerging markets that have the following characteristics: a high percentage of television usage; a high level of consumer demand for the Internet; a low percentage of personal computer use; a low level of personal computer literacy; a high cost of personal computers; and a pre-existing cable and telecommunications infrastructure.

                  As discussed below, the three month period ended September 30, 1999 was characterized by increased revenues offset by increased expenses incurred in connection with the Company's entry into China. The Company believes it is well placed to capture a portion of the Internet users in China through the deployment of the set-top boxes, as they offer easy and affordable Internet access compared to PCs whose prices remain high relative to average income levels. The Company has entered into strategic alliances with local Chinese partners, i.e., manufacturers, content providers and Internet Service Providers, for the deployment of the set-top boxes, and for MyWeb's localized portal site in China. The Company has also embarked on an aggressive brand building strategy in China that has resulted in an increase in expenses primarily relating to the cost of acquiring Internet users in China and advertising and promoting the My Web brand. The Company expects to continue to incur losses during the rollout of its products and services in China.

         Presented below is a discussion and analysis of (i) the Company's actual results for the nine month period ended September 30, 1999 and pro forma results for the nine month period ended September 30, 1998 and (ii) the Company's actual financial condition as at September 30, 1999 and on an unaudited pro forma basis as at December 31, 1998. The pro forma information assumes that the Company acquired TSB on the date of inception of TSB (April 5, 1997) rather than on February 24, 1999. Management believes that a comparison of such financial information is more meaningful than a comparison of historical data for such periods because the Company was essentially inactive until February 24, 1999, when it acquired TSB. However, the pro forma information is not necessarily indicative of the results which would have occurred if the Company had acquired TSB on April 5, 1997, nor is it indicative of the Company's future performance.

COMPARISON OF THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND THE THREE MONTH PERIOD ENDED JUNE 30, 1999

Total Revenue

The Company recognizes revenues from software licensing agreements in exchange for the fair value of advertising and marketing arrangements in kind. Such revenues are amortized on a straight line basis over the respective one year contracts. Revenues were $3,043,488, including $36,288 of interest and other income, in the three month period ended September 30, 1999 (the "1999 Third Quarter") compared to $1,731,840, including $33,514 of interest income, in the three month period ended June 30, 1999 (the "1999 Second Quarter"), and
$426,151 in the three month period ended September 30, 1998 (the "1998 Third Quarter"). The increase in revenues in the 1999 Third Quarter as compared to the 1999 Second Quarter was primarily due to an increase in e-commerce transactions and sales of set-top boxes. The increase in revenues in the 1999 Third Quarter as compared to the 1998 Third Quarter was primarily due to software licensing revenue and e-commerce transactions, which commenced in 1999. Revenues for the 1999 Third Quarter consisted of software license amortization of $1,500,000, e-commerce transactions of $690,680 and sales of set-top boxes of $816,520. No customer accounted for more than 10% of total revenues during the 1999 Third Quarter except for Net China, HKNet and Hanqzhou Westlake Electronics Import and Export Co. Ltd., which accounted for approximately 25%, 25% and 27%, respectively, of total revenues during such quarter. No customer accounted for more than 10% of total revenues during the 1998 Third Quarter except for Philips Consumer Electronics (and subsidiaries thereof), which accounted for approximately 87% of total revenues during such quarter.

Cost of Sales

Cost of sales was $1,782,350 in the 1999 Third Quarter compared to $555,630 in the 1999 Second Quarter, and $8,574 in the 1998 Third Quarter. The increase in cost of sales of 221% in the 1999 Third Quarter compared to the 1999 Second Quarter was due to an increase in cost of revenue for e-commerce transactions and set-top boxes sold in line with the increase in revenue. The increase in cost of sales of 20,688% in the 1999 Third Quarter compared to the 1998 Third Quarter was primarily due to the cost of goods for e-commerce transactions and set-top boxes and the increase in software licensing costs in line with the increase in revenue over the same period.

Total Operating Expenses

Total operating expenses were $3,283,428 in the 1999 Third Quarter compared to $2,070,728 in the 1999 Second Quarter and $258,559 in the 1998 Third Quarter. The increase was primarily attributable to an increase in sales and marketing expenses to $2,595,680 in the 1999 Third Quarter from $1,675,730 in the 1999 Second Quarter, an increase of 55%, and from $85,303 in the 1998 Third Quarter, an increase of 2,943%.

Sales and marketing expenses consisted primarily of employee compensation, the cost of acquiring internet users in Hong Kong and China, and advertising and other promotion/marketing related expenses. The increase in absolute dollars from the 1999 Second Quarter and 1998 Third Quarter is primarily attributable to an increase in personnel, the costs associated with the Company's aggressive brand-building strategy in China and an increase in advertising and promotion/marketing related expenses in China and the emerging market countries.

Product development expenses increased 46% from $96,502 in the 1999 Second Quarter to $140,853 in the 1999 Third Quarter, and increased 21% from $116,064 in the 1998 Third Quarter. Product development expenses consist primarily of employee compensation relating to developing and enhancing features of the MyWeb online service properties development and the costs of outsourcing certain research and development work. The increase in absolute dollars is primarily a result of the increase in the number of engineers responsible for the product development and the outsourcing certain research and development work. The Company has expensed, as incurred, all internal product development costs and expects to incur increased product development costs in absolute dollars in future periods to remain competitive.

General administration expenses increased 83% from $298,496 in the 1999 Second Quarter to $546,895 in the 1999 Third Quarter, and increased 856% from $57,192 in the 1998 Third Quarter. General administration expenses consist primarily of employee compensation and fees for professional services. The increase in absolute dollars is primarily a result of an increase in personnel, the increased fees for professional services and the operational expenses of the newly incorporated subsidiary in Beijing, China during the 1999 Third Quarter.

Net Profit (Loss)

The Company recorded a net loss of $2,022,290 or $0.19 per share for the 1999 Third Quarter compared to a net loss of $894,518 or $0.09 per share for the 1999 Second Quarter. The increase in net loss was primarily attributable to the increase in cost of revenue, advertising and promotion/marketing related expenses, and investments in the Company's brand-building strategy in China. This was offset by the increase in revenue in the 1999 Third Quarter compared to the 1999 Second Quarter.

Similarly, compared to the net profit of $159,018 in the 1998 Third Quarter, the increase in net loss was primarily attributable to the increase in cost of revenues, advertising and promotion/marketing related expenses, investments in the Company's brand-building strategy in China and the roll out of MyWeb services in China. This was offset by the increase in revenues in the 1999 Third Quarter compared to the 1998 Third Quarter.

COMPARISON OF THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998

Total Revenue

Revenues increased from $681,148 in the nine month period ended September 30, 1998 (the "1998 Period") to $5,969,823, including interest and other income of $77,989, in the nine month period ended September 30, 1999 (the "1999 Period"), an increase of 776%. This increase was attributable to software licensing revenue, sales of set-top boxes and e-commerce transactions, which commenced in 1999. Revenues for the 1999 Period consisted of e-commerce transactions of $1,575,314, sales of set top boxes of $816,520 and software license amortization of $3,500,000. Three customers, Net China, HKNet and Hanqzhou Westlake Electronics Import & Export Co. Ltd., accounted for approximately 38%, 21%, and 14% respectively, of total revenues during the 1999 Period while one customer, Philips Consumer Electronics (and subsidiaries thereof), accounted for approximately 67% of revenue during the 1998 Period.

Cost of Sales

Cost of sales increased from $65,748 in the 1998 Period to $2,733,173 in the 1999 Period, an increase of 4,057%. The increase in cost of sales was primarily due to the cost of goods for the e-commerce transactions, set-top boxes and software licensing costs in the 1999 Period in line with the increase in revenue over the same period.

Total Operating Expenses

Total operating expenses increased 1,301% from $458,694 in the 1998 Period to $6,425,690 in the 1999 Period. The increase was primarily attributable to an increase in sales and marketing expenses from $171,553 in the 1998 Period to $5,062,936 in the 1999 Period, an increase of 2,851%.

The sales and marketing expenses consists primarily of the cost of acquiring internet users in Hong Kong and China, and advertising and other promotion/marketing related expenses. The increase in absolute dollars from the 1998 period is primarily attributable to the costs associated with the Company's brand-building strategy in China and an increase in advertising and promotion/marketing related expenses in China and the emerging market countries.

Product development expenses increased 37% from $143,769 in the 1998 Period to $196,588 in the 1999 Period. Product development expenses consist primarily of employee compensation relating to developing and enhancing features of the MyWeb online service properties and the costs of outsourcing certain research and development work. The increase in absolute dollars is primarily a result of the increase in the number of engineers responsible for the product development and the costs of outsourcing certain research and development work. The Company has expensed, as incurred, all internal product development costs and expects to incur increased product development costs in absolute dollars in future periods to remain competitive.

General administration expenses increased 713% from $143,372 in the 1998 Period to $1,166,166 in the 1999 Period. General administration expenses consist primarily of employee compensation and fees for professional services. The increase in absolute dollars is primarily a result of an increase in personnel and increased fees for professional services and the operational expenses of the newly incorporated subsidiary in Beijing, China during the 1999 Period.

Net Loss

The Company recorded a net loss of $3,189,040 or $0.32 per share for the 1999 Period compared to net income of $156,706 or $0.02 per share for the 1998 Period. The net loss in the 1999 Period was primarily attributable to the increase in cost of revenues, general administration, advertising and promotion/marketing related expenses and investments in the Company's brand-building strategy in China.

Liquidity and Capital Resources

At September 30, 1999, the Company had cash and cash equivalents totaling $2,369,490 compared to $57,585 at September 30, 1998. For the nine months ended September 30, 1999, cash used in operating activities of $2,112,069 was primarily due to the net loss of $3,189,040 for the 1999 Period.

Cash used in investing activities was $271,223 for the 1999 Period compared to $19,444 for the 1998 Period. The capital expenditures of $271,223 for the 1999 Period consisted primarily of the purchase of computer hardware and software, and other office equipment.

For the 1999 Period, cash provided by financing activities of $4,741,664 was derived primarily from the private placement of shares of common stock in the amount of $3,780,000 and the issuance of common stock pursuant to the exercise of a stock option in the amount of $900,000.

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

Date:  November 15, 1999