Form 10KSB
period 1999-12-31
MYWEB INC COM
filed 2000-04-14
CIK 823190

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


                         Commission file number 1-15745

                                  MYWEB INC.COM
                 (Name of Small Business Issuer in Its Charter)

            NEVADA                                          88-0207089
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

                     BLOCK G, UNIT G606, PHILEO DAMANSARA 1
                               NO. 9, JALAN 16/11
                    OFF JALAN DAMANSARA, 46350 PETALING JAYA
                               SELANGOR, MALAYSIA
                    (Address of principal executive offices)

                                 (603) 460-9282
                 Issuer's telephone number (including area code)


 Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class                                   Name of Each Exchange on Which Registered
         COMMON STOCK                                                AMERICAN STOCK EXCHANGE

         Securities registered under Section 12(g) of the Exchange Act:

--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $3,512,000

         The aggregate market value of the voting equity (common stock) held by non-affiliates of the Registrant on March 31, 2000 was approximately $48,974,880 based on the closing price of $12.87 of such stock on such date, as reported by the American Stock Exchange ("AMEX"). Shares of common stock held by each of our officers and directors, the directors of our subsidiary, TecnoChannel Technologies Sdn Bhd and by each person who owns 10% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This determination is not conclusive and does not constitute an admission of affiliate status.


                         ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes     /X/        No / /

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2000: 11,121,357 shares of common stock, par value $0.01 per share

         Transitional Small Business Disclosure Format (check one):
         Yes     / /        No    /X/

         Certain statements under item "Management's Discussion and Analysis of Operations" and elsewhere in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "we anticipate," "we believe" and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions; competition; political changes in international markets; operating costs; costs of capital equipment; changes in foreign currency exchange rates; changes in business strategy or expansion plans; quality of management; availability, terms and development of capital; fluctuating interest rates and other factors referenced in this Form 10-KSB.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         HISTORY

         We were incorporated under the laws of the State of Nevada, The United States of America, on February 20, 1985 as a limited liability company under the name Sperzel-NV, Inc. From 1985 until 1992, we manufactured, distributed and sold a proprietary line of accessories for use by handicapped individuals.

         On May 21, 1992, we filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Nevada. The Bankruptcy Court confirmed our plan of reorganization on January 31, 1994. Pursuant to our plan of reorganization, we purchased the assets of Asia Media Communications, Ltd. and changed our name from Sperzel-NV, Inc. to Asia Media Communications, Ltd ("Asia Media"). The assets we purchased consisted primarily of a video library that was intended to be distributed in the Far East. The video library proved commercially unexploitable during 1995.

         Beginning in 1995, our principal activity consisted of exploring opportunities in other business ventures, including:

         (i) In March 1996, a merger with Kremlyovskaya Group, Inc, a privately held Delaware corporation with a subsidiary company involved in the distribution of vodka and other products in foreign markets; and

         (ii) In December 1996, the acquisition of IPC Corporation (Australia) Pty, Ltd ("IPC Australia"), an Australian company by our wholly-owned subsidiary, AMC International Holdings Ltd, a British Virgin Islands Corporation ("AMC Holdings").

         By mutual consent, the merger with Kremlyovskaya Group, Inc. was rescinded in August 1996. AMC Holdings was sold in September 1997 to an unrelated party, effective as of December 31, 1996, the date of the acquisition of the capital stock of IPC Australia.

         ACQUISITION OF TECNOCHANNEL

         On February 23, 1999, we effected a one-for-one hundred reverse split of our outstanding common stock, so that each one hundred shares of our common stock issued and outstanding on such date was deemed to be one share of common stock.

         On February 24, 1999, we acquired all of the issued and outstanding stock of TecnoChannel Technologies Sdn Bhd, a privately-held Malaysian corporation ("TecnoChannel"), in exchange for 8,500,000 shares of our common stock which we issued to the shareholders of TecnoChannel. We also issued 440,000 shares of our common stock to GEM Ventures Ltd for its services as our financial adviser in connection with this transaction. As a result of the reverse split of our outstanding common stock on February 23, 1999 and subsequent issues of our common stock on February 24, 1999, the aggregate shareholdings of those persons who were our shareholders before these transactions were reduced to less than 1% of our issued and outstanding common stock immediately after these transactions. Our acquisition of TecnoChannel allowed us to adopt and focus on the business of TecnoChannel. In April 1999, we changed our name from Asia Media Communications, Ltd. to MyWeb Inc.com.

         Business Overview

         We are a major Asian Internet online service and portal company that uses alternative access devices as an additional means of distributing our portal services. Our main portals are currently in the People's Republic of China (the "PRC" or "China"), Singapore and Malaysia, each of which are focused on delivering locally-targeted, local content and electronic commerce. Our portals are principally accessed through co-branded television set-top boxes and through personal computers.

         THE BUSINESS OF ONLINE SERVICES ("PORTALS")

         Portals are gateways or entrances to the Internet. They have the potential to be central hubs for content, communication, community, and commerce on the Internet. Portals have come to typically describe a starting point page with a hierarchical, topical directory, a search window, and added features like news headlines and stock quotes. In this respect, all default pages that get loaded upon connection and which provide features like search engines could generally be termed Portals. Typical examples include Yahoo, Netscape and America Online ("AOL").

         Portals generally provide a comprehensive, intuitive and user-friendly online guide to web navigation and aggregated information content. It would usually include a hierarchical, subject-based directory of websites, which enables Web users to locate and access desired information and services through hypertext links included in the directory. Portals also normally incorporate a rich set of current and reference information from leading content providers, including real-time news, stock quotes, business profiles, stock investing commentary, sports scores, television listing, weather information, maps with driving directions, searchable yellow pages, People Search white pages and e-mail listing.

         Generally, the main revenue generators for portals are advertising on the Internet and electronic commerce ("e-commerce") revenues.

a.       Advertising on the Internet

         The Internet offers web-based advertising, which has significant advantages over traditional advertising mediums in a number of ways. In addition to allowing an advertiser to target a specific audience, the Internet also enables users to interact with the advertising messages presented on the websites. The Internet also allows the advertiser to track the number of impressions or times that an advertising message appears in page views downloaded by users, which is verifiable by an independent third-party auditor. Advertisers can also measure the effectiveness of advertising in generating "click-through" or user requests for additional information made by clicking on the advertiser's banner linking the user to the advertiser's websites.

b.       E-commerce

         The Internet enables features and functions that are unavailable in traditional media which include permitting online retailers to interact effectively with customers and advertisers to target specific demographic groups by capturing valuable data on customer tastes, preference and shopping patterns.

         We seek to become an internationally-recognized brand for providing high-quality, localized content, services and e-commerce. This entails offering an international one-stop information and lifestyle content in traditional Chinese and English, providing access to entertainment, news, e-commerce, business, finance, health education and a myriad of other services to serve the needs of a diverse group of people and cultures within the Asian region. Through strategic alliances with hardware manufacturers, we provide set-top boxes as a means of capturing users onto our Internet portal.

         Our current focus markets are China, Malaysia and Singapore. We plan to further expand our operations into Thailand, Indonesia and Latin America within the next 12 months.

         OUR BUSINESS MODEL

         In developing our business strategy, we have sought to integrate our business lines by becoming involved in what we believe are the four fundamental layers of technology within the Internet field. In the context of set-top boxes for Internet television access, the four fundamental layers of technology are:

- Software Layer: this involves providing interfacing software to enable set-top boxes to access the Internet and perform interactive functions and a software that enables Internet service providers ("ISPs") to serve set-top box users. This means that the software used within the set-top box must be compatible with the software used by the ISPs to host and deliver Internet content to the end-user.

- Device Layer: this involves cooperating with hardware manufacturers in the design, production and distribution of the set-top box, the hardware that connects the user to the Internet through the television via a modem. We participate in the device layer through our co-branded set-top boxes, which are manufactured by our strategic alliances with our partners.

- Communications Layer: this involves collaborating with telecommunication companies ("Telcos") and ISPs, who offer a delivery channel to the Internet.

- Content Layer: this involves providing information, applications, links and material, both in static and interactive formats, whether free or for a price. Content can also be in the form of advertising and electronic commerce.


         We are primarily involved in the software and content layers. However we also work with ISPs and Telcos (the communications layer) and hardware manufacturers (the device layer) to drive the deployment of MyWeb services to the end customers. Our primary involvement in the software layer is through our Thunder software which allows set-top boxes to function and our ThunderServ software which allows ISPs and Telcos to offer television Internet access to their subscribers. Our primary involvement in the content layer is through our portals.

         In taking part in the four layers, we have actively sought to build strategic alliances with third parties, including manufacturers, ISPs and content and application providers. This has enabled us to focus our research and development expenditure and exploit the marketing potential of each alliance's existing distribution channels and customer base.

         The products and services that we offer, in terms of these four layers of technology, are set forth below.

a.       The Software Layer

         Software for set-top boxes: Thunder

         We design and develop the software solution that enables set-top boxes to function. This software, called Thunder, can be adopted by any set-top box manufacturer. All of the manufacturers involved in the production and distribution of our set-top boxes to date have used our Thunder technology. For a description of our strategic alliances with these manufacturers, see "The Device Layer", below.

         We are currently developing an alternative version of the Thunder software based on the Linux platform. A prototype version has been developed. However, commercial production of co-branded set-top boxes based on the Linux platform has yet to commence.

         Software for ISPs: ThunderServ

         We also designed and developed a software solution that provides an interface between the set-top box and the ISP. We license this software, called ThunderServ, to ISPs with whom we have developed strategic relationships.

         ThunderServ software currently incorporates the following features:

         - Integrated electronic billing module for completely automated and paper-free billing;

         - Personalization module to allow personalization of MyWeb Online Services for subscribers;

         - User access control based on a password for restricting unauthorized usage;

         - Remote upgrade module to allow remote online upgrading of client software; and

         -        Parental control for blocking access to specified sites.

         We have strategic alliances with ISPs in China and Malaysia that license our ThunderServ software to provide television Internet access to their subscribers. In each market we seek to identify and establish relationships with leading ISPs in order to gain access to the broadest subscriber base. We have relationships with MIMOS Berhad in Malaysia, HKNet in Hong Kong and Beijing Telecom in China. We recently established a relationship with Turnaround Technology Ltd. in Indonesia ("Turnaround") and Asia Infonet Co. Ltd. ("Asia Infonet") in Thailand. These relationships are discussed more fully under "-- The Communications Layer."

b.       The Device Layer

         The set-top box is an Internet access device that is designed to sit on top of the television. A built-in modem connects the television to the Internet via an ordinary telephone line. To install the set-top box, the user simply connects the television and telephone to the set-top box. Once connected through an ISP, the user can surf the Internet with an infrared remote control, aimed at the television screen, which functions like a mouse, and allows the user to "point and click." Alternatively, the user can use a cordless infrared keyboard to enter text and navigate within the portal.

         Set-top boxes are generally low-cost and easy to use products that deliver one or more interactive benefits. Consumers use set-top boxes to supplement personal computers and, to a certain extent, replace personal computers. Set-top boxes can also offer consumers a range of services, from the provision of basic functions such as teletext (a one-way content), to complete interactive services such as video-on-demand, web browsing and e-mail.

         Rather than manufacture the set-top boxes ourselves or source through a single supplier, we have chosen to enter into strategic relationships with different manufacturers. We have done so in order to ensure that MyWeb set-top boxes will be available in the market to a greater number of users who wish to access the Internet using televisions. Under these arrangements, the manufacturers principally drive the marketing and sales process through the co-branding of MyWeb set-top boxes. We believe that these arrangements are advantageous for us because the manufacturers are responsible for carrying any inventory of the set-top boxes and we therefore are not affected by any holding costs associated with this activity. Having a variety of manufacturers is also beneficial for us because it helps us to penetrate the marketplace with the MyWeb brand-name and portal, to facilitate greater acceptance of and compatibility for our Thunder software, and also to better realise our vision of broadening the use of the television as an alternative means of access to the Internet.

         Generally, we seek to establish non-exclusive relationships with well-known manufacturers in each market in which we operate. We currently have business arrangements, as further described below, with Philips Consumer Electronics ("Philips"), Qingdao Haier Computer Co., Ltd. ("Haier") and Soyea Technology Company Ltd. ("Soyea") to jointly develop non-PC access devices and/or manufacture set-top boxes that carry the MyWeb brand. In order to further expand our distribution network, we are currently exploring opportunities with other manufacturers in our markets.

         Philips: We established our first strategic alliance for the manufacture of set-top boxes with Philips in December 1997. Under the first arrangement, Philips produced, manufactured and distributed the Philips MyWeb TM brand of set-top box. The arrangement was terminated upon the expiry of the agreement in 1999. We continue to work with Philips to develop an embedded Internet television functionality card, which is a printed circuit board or PCB card that can be installed inside television sets and which would allow users to access the Internet through the television.

         Soyea: Soyea, a company listed on the Shenzen Stock Exchange and a subsidiary of the West Lake Electronics Group, is one of China's major television manufacturers. We entered into an agreement dated May 18, 1999 with Soyea, pursuant to which we agreed to provide the Thunder Software and manufacturing specifications and details for the set-top boxes. Soyea, in return, agreed to provide the manufacturing infrastructure, marketing and transportation of the end product throughout China. We have also agreed to undertake joint research and development with Soyea, as well as to share the technology of our future projects developed with Soyea.

         Haier: Haier is one of China's major consumer electronics and whitegoods manufacturers, based in Shandong, China. We entered into a joint venture agreement in July 1999 with Haier to cooperate in product development, marketing and promotion, the provision of content and e-commerce and the joint development of the television Internet market. Under this agreement, Haier has agreed to manufacture MyWeb set-top boxes, and we have agreed to provide software and technical support, product licensing, recommendations on marketing as well as subsidies for the set-top boxes. We believe we will benefit from this strategic relationship because of Haier's strong brand recognition and wide distribution network in China.

         In January 2000, TecnoChannel entered into a license agreement with MyWeb Network Systems (Beijing) Co. Ltd. ("MyWeb Beijing") to license our Thunder software and other intellectual property related to the production of our set-top boxes to MyWeb Beijing. Due to regulations in China relating to the importation and licensing of foreign technology, such licensing agreements between a Chinese company and a foreign company are required to be approved by relevant regulatory authorities. We have applied for and are waiting for such approval to be granted. MyWeb Beijing subsequently entered into a sub-licensing agreements with Soyea and Haier in February 2000.

         The Thunder software provided to Soyea and Haier is programmed to have our MyWeb websites as the default home page once the Internet is accessed through these set-top boxes. Through this arrangement we secure visitors who use the co-branded MyWeb set-top boxes, to the MyWeb websites.

c.       The Communications Layer

         Telecommunication companies and ISPs act as the delivery channel through which owners of MyWeb set-top boxes access the Internet. We offer ISPs and Telcos an attractive low-cost solution for increasing subscribers to their networks. All set-top boxes users require an ISP account to access the Internet. ISPs receive a direct benefit from their partnership with us.

         From our perspective, linking up with these companies will help distribute MyWeb set-top boxes to a captive fixed-line subscriber market and to the market of potential Internet users who may be unable to afford or unwilling to pay for a personal computer. From the viewpoint of a purchaser of a MyWeb set-top box, the box will come already hooked up with an ISP. All the purchaser needs to do is to simply "plug and play."

         We have established strategic alliances with ISPs in several countries to provide maintenance and updating of software, joint promotions, and increasing consumer awareness. Depending on the arrangements with each ISP, we may receive certain fees which are further described below. In return for providing the ThunderServ software, we receive marketing benefits, such as advertising space on the ISP's websites.

         Details of our arrangements with these ISPs are set forth below.

         Jaring (Malaysia): Jaring, the ISP arm of MIMOS Berhad, is a large ISP in Malaysia. My Web has an informal arrangement with MIMOS Berhad for Jaring to be the default ISP provider for the set-top box users to access the Internet. For the Jaring subscribers we service, we charge an initial registration fee and a 10% fee based on the access fees paid through us.

         ChinaNet (China): ChinaNet, a major ISP in China, is the ISP arm of Beijing Telecom, the Chinese national telecommunications company. Under the terms of our agreement with Beijing Telecom, which we entered into in April 1999, we have agreed to jointly promote the Chinese portal of MyWeb Online Services with Beijing Telecom. Beijing Telecom has placed a MyWeb banner advertisement on its ChinaNet home page since we commenced co-marketing activities.

         Turnaround (Indonesia) On December 3, 1999, we entered into a license agreement with Turnaround licensing the use of our Thunderserv software to Turnaround. Under the agreement, we will jointly manage and market the Indonesian version of our MyWeb Online Service and share advertising and transaction revenues. We will also jointly market MyWeb set-top boxes in Indonesia. The term of the license is from January 1 to December 31, 2000, and Turnaround is to pay to us $2 million in license fees for the period of the license.

         Asia Infonet (Thailand): Asia Infonet is an ISP in Thailand. On February 22, 2000, we entered into an agreement with Asia Infonet to jointly distribute and market a co-branded portal in Thailand, localized in Thai language. Under the terms of the agreement, Asia Infonet has agreed to provide consumers with local access to MyWeb's portal and allow MyWeb access to its distribution channels at no cost to distribute and market the product and MyWeb has agreed to provide logos and icon links to Asia Infonet's websites on its portal.

d.       The Content Layer

         We established the MyWeb Online Service in October 1997. The MyWeb Online Service is an internet lifestyle and business content provider of information and interactive applications, such as e-commerce, financial services, educational services, games and chat rooms. Portals for the MyWeb Online Service are available in each country in which we operate, and are customized to provide services and information in the local language, for local users.

         The current internet properties in the MyWeb Online Service family are:

         -        www.mywebinc.com

         -        www.myweb.com.sg (Singapore)

         -        www.myweb.com.my (Malaysia)

         -        www.myweb.com.cn (China)

         -        www.myweb.com.hk (Hong Kong)

         We are in the process of launching several new internet properties that will join our existing family of MyWeb Online Service properties.

         Our internet strategy involves partnering with third-party content providers, to allow their content to be accessible from within our portal. We believe that this will assist us in making our portals attractive and self-contained, so that users will find all of their internet interests within our portal, leading to longer time within our portal and more repeat visits. The provision of interesting and appealing content, offering e-commerce possibilities and ensuring a high visit rate to MyWeb's portals will help generate e-commerce and advertising revenues. To this end, we have formed business relationships with providers in several fields, including Unilever (Malaysia) Holdings Sdn Bhd ("Unilever"), MPH Bookstores, Tanjung Golden Village, United Artists Cinemas, The China People's University, Xinhua News Agency, China Sci-Technologies International Trust and Investment Co. Ltd. Such relationships are not pursuant to any formal documentation.

         The MyWeb Online Service family has local content targeted at local internet users and is generally organised into six channels. A summary of the main content in each channel is described below:

         ------------------------------------------------------------------------------------------------------------
         CHANNEL                   CONTENT
         ------------------------------------------------------------------------------------------------------------
         BUSINESS AND FINANCE      - Financial information from major financial centres
                                   - Stock market and economic commentary in the regional markets
                                   - Bulletin board to host financial discussions and forums
                                   - Access to online stockbroking through partnership with Hwang DBS
                                     Securities  (in Malaysia only)
                                   - Access to online banking for set-top box users through partnership with RHB Bank (in Malaysia only)
         ------------------------------------------------------------------------------------------------------------
         EDUCATION AND CAREER      - Educational content through partnership with Beijing Cybton Technology
                                     Development Co. Ltd. ("Cybton") (China only)
                                   - Directory of educational learning institutes and online tutorials for students (Malaysia only)
                                   - Company directory and articles on professional industries
                                   - Career advice and job listings
                                   - Resume bank facility
                                   - Career fair, resume administration programme, and job search through a recruitment and career development website (Jobpolitan), developed by MyWeb in Malaysia
         ------------------------------------------------------------------------------------------------------------
         FOOD AND                  - Food recipes
         ENTERTAINMENT             - Listing of entertainment events
         ------------------------------------------------------------------------------------------------------------

                                   - Movie synopses, cinema movie listings and screening schedules of certain local movie theatres
                                   - Celebrity news
                                   - Music reviews
                                   - Tips on computer games
                                   - Book reviews
                                   - Special interest chat rooms
                                   - Online quizzes (China only)
                                   - Horoscopes, comics, jokes and opinion polls
         ------------------------------------------------------------------------------------------------------------
         E-SHOPPING                - Movie ticketing
         (CURRENTLY IN             - Music CDs
         MALAYSIA ONLY)            - Bakery and cakes
                                   - Household consumer products
                                   - Books through partnership with MPH Bookstore
                                   - Stationery and office supplies
                                   - Online promotional coupons and discount vouchers
         ------------------------------------------------------------------------------------------------------------
         HEALTH AND BEAUTY         - Discussions with health and beauty industry professionals
                                   - Medical information
                                   - General education for baby care (China only)
                                   - Health advice
                                   - Beauty tips
                                   - Special women's section dedicated to covering career, relationships, money and parenting (Malaysia only)
         ------------------------------------------------------------------------------------------------------------
         NEWS                      - News through links with local and international news providers
                                   - Sports news through partnership with Sharkwave Information Technologies
                                     Company Limited, an internet-based provider of sports content (China only)
         ------------------------------------------------------------------------------------------------------------
         OTHER FACILITIES          - Travel articles and general advice
                                   - Bargains and special offers for travel and tours
                                   - Travel ticket reservations
                                   - Auction site (www.easy2bid.com)
                                   - Electronic planning calendars and greeting cards (Scheduler)
                                   - Classifieds
                                   - E-mail
         ------------------------------------------------------------------------------------------------------------

         Our Key Strategies

         We envisage advertising and e-commerce to be the two main sources of our revenue going forward. Consequently, our key strategy is to increase advertising and e-commerce activities by continuing to develop our portal content and to expand its distribution by enlarging our set-top box distribution network. This entails continuing the development of our set-top box software and server applications technologies to serve consumers.

a.       Advertising

         The Internet has become a new means of communication, marketing and distribution for the advertising industry. The volume of traffic generated by our portal network by our products and services allows our portal network to be an attractive vehicle to host advertising for targeted audiences. We are able to generate significant revenue by hosting advertisements on, and soliciting sponsorship for, our myweb.com portals in China, Malaysia and Singapore.

         The principal forms of advertising that we offer are:

         - banner ads (small, rectangular graphics that appear on most consumer websites, with either static or moving graphics);

         - button ads (small, squarish ads that are usually at the bottom of a webpage and contain only a corporate name or brand, and which link the webpage directly to the corporate homepage of the advertiser); and

         - sponsorship or co-branded channels (advertising that links companies' brands and products with the editorial content on targeted websites).

         We use a range of pricing and products to sell advertising content on our portals. Our advertising rates, which are often negotiated on a case-by-case basis, vary according to several factors, including the duration of the advertising contract, the cost per million of page views, commission negotiated and channel sponsorship.

         In the past, our main advertising customers have been:

         In China:        Compaq, Kodak, JiDa, Yingdong Studio.
         In Malaysia:     Universal Music, Jaring, MPH Bookstores, KL Mutual
                          Fund, Noel Gifts, Star Online, Mines Wonderland,
                          I-Bhd.

b.       E-commerce

         We believe that e-commerce is a natural extension of our portal network. Currently, e-commerce is not developed within Asia nearly to the extent it is in the United States and we have only begun to generate revenues from e-commerce in 1999 in Malaysia. We believe this is due to several factors, including purchase fulfilment and payment processing. Our transaction driven e-commerce business generates revenue by selling products or services on the Internet. Our e-commerce business is currently operated by our subsidiary companies, Unioffice Sdn Bhd ("Unioffice") and MyWeb E-Commerce Sdn Bhd ("MyWeb E-Commerce").

         Unioffice is engaged in the online sales of office stationery supplies while MyWeb E-Commerce is an online shop for fast moving consumer goods. MyWeb E-Commerce mainly distributes Unilever, Kao and Indocafe branded products.

         To expand our e-commerce business, in January 2000, we acquired a 95.0% interest in Easy2Bid Pte Ltd ("Easy2Bid"), an internet auction company incorporated in Singapore, in exchange for 6,200 shares of our common stock at the agreed value of S$32.26 per share. Easy2Bid operates the online auction site, www.easy2bid.com. We plan to expand Easy2Bid's business in Singapore and use it as a base to start online auction sites in Malaysia and China.

         We entered into a sales and purchase agreement, dated January 2, 2000, to acquire a 66.67% interest in Pacific Office Supplies Sdn Bhd ("Pacific Office"), a Malaysian corporation, for cash consideration of Malaysian Ringgit ("RM") 4,666,667. The amount of the consideration is subject to renegotiation if, upon the completion of satisfactory due diligence, the revenue and net tangible assets of Pacific Office varies by more than 3% as compared to its revenues and net tangible assets as at the date of the agreement. Pacific Office is engaged in the stationery and office supplies trading business. We plan to develop an online sales operations for Pacific Office and integrate such online operations into our portals to expand our e-commerce operations.

         As part of our efforts to enhance our image and increase our public awareness, we engaged Merger Communications, Inc. ("Merger Communications") for a one year period, beginning September 28, 1999, to provide media relation services in the United States. In consideration for such services, we issued Merger Communications 15,000 shares of our common stock.

         CUSTOMERS

Our major customers (that account for more than 5% of our total revenue) for our two main business lines are the following.

                           Major Customers                                 % Contribution to total 1999 revenue
                           ---------------                                 ------------------------------------
Advertising                Cyber Village Pte Ltd                                            9.5%
                           Alam Teknokrat Sdn Bhd                                           0.9%
                           Compaq (China Investment Co. Ltd.)                               0.2%
                           TA Decor Sdn Bhd                                                 0.2%
                           Wonder Snow Sdn Bhd                                              0.2%

E-commerce                 Hangzhou Westlake Electronics                                   26.5%
                               Import and Export Co. Ltd.
                           Pemasaran Jaya Mas Sdn Bhd                                       5.4%
                           Saw Beng Swee Sdn Bhd                                            8.5%
                           Visan Holdings Sdn Bhd                                           8.5%
                           Elemkay Resources Sdn Bhd                                        5.5%

         E-commerce revenue from Hangzhou Westlake Electronics Import and Export Co., Ltd., which contributed 26.5% of our total revenue for the year 1999, represented non recurring sales of set-top boxes manufactured by Philips, which were ordered through our portal in China. We are not dependent upon any single customer or supplier in our business.

         LICENSESX

         We currently license the use of the QNX operating system with no termination date for our Thunder software installed in each of our set-top boxes, at a price based on the number of set-top boxes produced. There are alternative operating systems available, for example, Linux; hence, subject to the redevelopment of the Thunder software on alternative operating systems, we are not dependent on any particular licensing agreement or contract.

         COMPETITION

         Our co-branded set-top boxes, which are manufactured and distributed by set-top box manufacturers with whom we have entered into strategic partnerships may compete with set-top boxes manufactured by other companies. However, as we are essentially a portal business, we consider other set-top box manufacturers in Asia as our potential partners rather than competitors of our operations.

         Our MyWeb Online Service family of Internet properties operates in a highly competitive product market. Our competitors for Internet traffic and advertising include other existing Internet portal sites. We believe the principal competitive factors in the consumer online services industry include:

-        product features

-        brand recognition

-        ease of use

- ease of access through distribution channels such as Internet search engines and links on other Internet properties

-        types and manner of advertising

-        quality of content

         We believe that our Internet properties currently compete effectively in these areas and that we have a competitive advantage over our competition. Our competitive advantage comes from two main sources: we have strategic partnerships with companies that will help direct traffic to our online properties; and we customize our Internet properties for each of our target markets. Most significantly, the main differentiation that sets us apart from our competitors is the localization of the language and content of the MyWeb Online Service. This brings us much closer to the user in that the user's local needs and requirements could be met much more easily. This is of particular significance in our biggest priority market, China, where the majority of the population speaks Mandarin while the majority of the web content on the Internet is in English and is catered to the US and European market.

         Our most significant existing competition in our target markets comes from existing Chinese language Internet portal sites, including:

-        Sina.com (Chinese);
-        Netease  (Chinese);
-        263.net (Chinese);
-        Sohu (Chinese);
-        GB Yahoo! (Chinese);

Other potential competitors are:

-        Eastnet (English);
-        21cn (Chinese);
-        Shanghai Online (Chinese);
-        ChinaByte (Chinese);
-        Hong Kong Telecom's Navigator (Chinese);
-        Catcha.com (English);
-        Lycos Asia (English);
-        The Star Online (English);
-        e-Media (English).

     There has been a proliferation recently in the number of internet entities that provide free services and rely on advertising for their revenue, each of which also competes with us for advertising revenue. We may also encounter competition from ISPs, Web site operators and providers of Web browser software (such as Netscape or Microsoft) that incorporate search and retrieval features into their offerings. Our internet properties compete for user traffic principally on the basis of ease of use and functionality. We compete for advertising revenues with other internet properties and advertising outlets principally on the basis of cost and results. In addition to our internet based competition, we also compete with traditional offline media such as television, radio, billboards, magazines, and newspapers for a share of advertiser's total advertising budgets.

     Our Thunder and ThunderServ software applications compete with similar software applications developed by other companies, such as Microsoft's Venus (which is already available on the Chinese market) and NUWA, which is developed by the People's Republic of China's Science and Research Institute. We compete with such software on the basis of cost, functionality, support, and reliability.

     Our co-branded set-top boxes, which are manufactured and distributed by set-top box manufacturers with whom we have entered into strategic partnerships may compete with set-top boxes manufactured by other companies in sales, and consequently, Internet user traffic that is directed to our portal network through our set-top boxes. Microsoft's WebTV was the first company to target the market for set-top boxes through a combination of software applications for use in set-top boxes, co-branding of set-top boxes with manufacturers of set-top boxes, and branded internet properties targeted towards users of set-top boxes. We do not consider WebTV as our competitor, as it currently does not operate in the Asian market that we are in. However, competition may arise from Asian set-top box manufacturers such as TCL International Holdings Limited and Legend Holdings Limited. Although we are not a set-top box manufacturer, we may compete with these companies in directing internet user traffic to our portal through our set-top boxes.

     Competition may also arise from companies which provide alternative access systems and devices to the Internet, including high speed broadband satellite service, WAP (wireless application protocol) devices and local multi-point distribution systems in the Asian market.

         RECENT DEVELOPMENTS

         On February 15, 2000, we entered into a license and service agreement with MyWeb Americas, Inc. ("MyWeb Americas"). The agreement allows MyWeb Americas to develop, offer and promote television Internet access and Spanish and Portuguese versions of our MyWeb Online Services to markets in Latin America. Under the agreement, MyWeb Americas may use our Thunder and Thunderserv software, and our intellectual property rights relating to our MyWeb Online Service, and may also sub-license and promote our technology within the Latin American markets. The agreement and license is valid for a term of five years, after which the agreement and license will automatically be extended for successive three-year terms. Either party may terminate the agreement and license by providing at least 90 days' notice before the end of a term. In accordance with the agreement, MyWeb Americas is to issue to us 3,405,405 shares of its common stock. MyWeb Online Services for the Latin American market are still being developed, and we anticipate that they will be ready by the end of 2000.

         We have entered into a Shareholders' Agreement, dated February 15, 2000, among all of the shareholders of MyWeb Americas (the "Shareholders' Agreement"). Subject to certain exceptions, the Shareholders' Agreement provides shareholders with a right of first refusal to purchase any shares of MyWeb Americas that any shareholder wishes to sell and tag-along rights to include a pro-rata portion of their shares in any proposed sale of shares by any shareholder. Shareholders who wish to transfer their shares are required to obtain an opinion of counsel that such transfer may be effected without registration under the U.S. Securities Act of 1933, as amended, or that such shares have been registered with the Securities Exchange Commission under an effective registration statement. Subject to certain terms and conditions, the shareholder of MyWeb Americas' Series A preferred shares has an option to purchase additional Series A preferred shares and a right of first offer to subscribe for additional shares that MyWeb Americas proposes to issue. In addition, certain actions cannot be taken, including, but not limited to, altering the rights or privileges of MyWeb Americas' Series A preferred shares, entering into any transaction with an affiliate and the incurrence or guaranty of indebtedness in excess of $500,000, without the vote of the directors elected by such shareholder owning the Series A preferred shares.

         On March 22, 2000, we entered into an agreement to acquire a strategic equity stake of 25% - 36% in Jingqi.com, one of the largest retail bookstore chains in China. Jingqi.com has launched its online bookstore and has signed on as a merchant on MyWeb's E-Commerce shopping mall, which is to be launched in 2000. Pursuant to this agreement, MyWeb will manage the online payment and direct Internet traffic to the Jingqi.com website.

         GOVERNMENTAL REGULATION

         The Internet largely operates outside the scope of U.S. government regulation. Standards are set by an inter-related group of independent, non-profit bodies, but no U.S. agency or organization exerts formal regulatory control over the market.

         We are subject to governmental regulation in the countries in which we conduct business. The countries currently include: China, Malaysia, and Singapore. The types of governmental regulation to which our business is subject include regulation of currency conversion, regulation of telecommunications services, regulation of information and content, and regulation of electronic commerce.

         REGULATION OF THE PRC INTERNET INDUSTRY

         OVERVIEW. The PRC is currently our largest and most important market. At present, there is no legislation in the PRC directly addressing the Internet businesses we are engaged in. However, certain areas related to the Internet, such as telecommunications, international connections for computer information networks, information security and censorship, as well as foreign investment in those areas, are covered in detail by a number of existing laws and regulations. Some of these existing laws and regulations, which may impact foreign investment in various Internet businesses in China, are promulgated by various governmental authorities, such as the Ministry of Information Industry ("MII") (formerly the Ministry of Posts and Telecommunications, or MPT), the State Administration for Industry and Commerce ("SAIC"), or the Ministry of Public Security.

         The PRC legislature and regulatory authorities are currently in the process of preparing new legislation that will govern or affect the PRC Internet sector. For example, the SAIC is currently considering adopting new regulations governing online advertising. We cannot predict the timing and effects of such new regulations and may be adversely affected by one or more of the following:

         - new laws or regulations, or different interpretation of existing laws and regulations;

         -        pre-emption of provincial or local laws by national laws;

         - our ability to timely obtain the necessary administrative approvals and licences;

         - our ability to comply with applicable administrative requirements;

         -        content restrictions on our Internet properties;

         -        confiscatory taxation;

         -        restrictions on imports;

         -        restrictions on foreign investments;

         -        currency devaluations;

         - expropriation or nationalization of our operations, which could result in the total loss of ownership and control of any assets or operations that we develop in China; and

         - adoption of measures intended to reduce inflation, such as price controls.

         There are substantial uncertainties regarding the proper interpretation of existing PRC laws and regulations relating to the Internet Industry and there are likely to be new PRC laws and regulations relating to the Internet sector adopted in the future. In particular, the PRC does not have a well-developed body of laws governing foreign enterprises, such as those relating to the permissible percentage of foreign investments. Official Chinese statements regarding these evolving policies have been conflicting and are subject to broad interpretation and modification.

         The legal issues, risks and uncertainties relating to the PRC government laws and regulations generally relate to the legality of MyWeb Beijing's ownership structure, whether the PRC government will restrict or prohibit the distribution of content over the Internet, whether the imposition of additional regulatory requirements may result in our non-compliance with applicable law, whether we will be able to acquire future licenses or permits necessary to conduct our operations in the PRC. Some of these issues, risks and uncertainties include the following:

         - Various officials of the MII have, during 1999, stated publicly that foreign investment is prohibited in the PRC Internet sector, including in Internet service providers and Internet content providers.

         - Foreign investment is prohibited in businesses providing "value-added telecommunication services", including "computer information services" or "electronic mail box services". However, the relevant regulation is silent as to whether the Internet business is included in these businesses in which foreign investment is prohibited.

         - The MII has stated recently that it intends to adopt new laws or regulations governing foreign investment in the PRC Internet sector in the near future. At this time, we do not know the timing or terms of these new laws or regulations or whether or how they will apply to us.

         - According to press reports, under the agreement reached in November 1999 between China and the United States concerning the United States' support of China's entry into the World Trade Organization ("WTO"), foreign investment in PRC Internet services will be liberalized at the same rate as other key telecommunications services. In addition, according to press reports, key telecommunication services in the PRC will be subject to a foreign ownership limit of 49% for the first two years after China's entry into the WTO and 50% thereafter. We do not know if this agreement will in fact be implemented, the timing thereof, the terms of any new laws or regulations resulting from such implementation, or whether our Internet business in China will be subject to these foreign ownership limits.

         - The MII has stated recently that the activities of Internet content providers are also subject to regulation by various PRC government authorities, depending on the specific activities conducted by the Internet content provider. According to press reports, various government authorities are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation may include online advertising and online news reporting.

         - A PRC wholly foreign-owned enterprise is prohibited from engaging in the business of providing or distributing advertisements as defined under the 1994 PRC Advertising Law. The relevant law is silent as to whether online advertising is covered by the law.

         OWNERSHIP STRUCTURE AND RESTRICTIONS ON FOREIGN INVESTMENT. The MII has promulgated regulations restricting foreign investment in the telecommunications sector in China, including:

         - Provisional Administrative Measures Regarding the Examination and Approval of Deregulated Telecommunications Operations
                  (1993);

         - Provisional Regulations for the Administration of the Deregulated Telecommunications Operations Market (1995); and

         - Definitions of Various Deregulated Telecommunications Operations (1995).

         These regulations prohibit a foreign person or entity, including any foreign investment enterprise established in the PRC, such as MyWeb Beijing, from investing in, or operating or participating in the operation of, any business that provides "value-added telecommunications services", which is defined to include, among other services, "computer information services" and "electronic mail box services". However, these regulations were promulgated and the definitions were adopted, prior to the general emergence of the Internet in China, and the relevant regulation is silent as to whether our Internet business is included in these businesses in which foreign investment is prohibited.

         Foreign investment in advertising companies is also restricted, and proposed investment projects in these areas must be approved on a project by project basis. Under the relevant restrictions, non-PRC investors are restricted from holding a majority of voting shares in an advertising company. No regulations have yet been adopted specifically governing online advertising in the PRC and the PRC laws and regulations are silent as to whether they cover online advertising. The SAIC, the PRC government agency regulating advertising activities, has not expressly issued regulations or rules stating that the Internet is considered an advertising media. However, if the SAIC were to do so, MyWeb Beijing, as a wholly foreign-owned enterprise in the PRC, could be required to apply to the SAIC for authorization to conduct advertising business in accordance with its rules. We cannot guarantee that such application, if required, would be approved by the relevant authorities. If we were unable to obtain required approvals, our ability to generate advertising revenues could be seriously restricted. If the relevant regulatory authorities were to take the position that our operations are in violation of existing regulations, we could be subjected to penalties, including being prohibited from engaging in online advertising and having our earnings from such activities confiscated. In addition, if we are deemed to be an "advertisement publisher", we will be held responsible for ensuring the content of an advertisement complies with the regulations of PRC laws.

         The interpretation and application of existing PRC laws and regulations, the stated positions of the MII relating to the prohibition of foreign investments in PRC Internet companies, and the likely possibility of the introduction of new laws or regulations, have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, PRC Internet businesses, including our business.

         We cannot be sure that our current ownership structure and activities relating to MyWeb Beijing will be viewed by PRC regulatory authorities as in compliance with applicable PRC laws or regulations. Our businesses in the PRC will be adversely affected if our business license is revoked as a result of non-compliance with the relevant regulations. It is possible that the relevant PRC authorities could, at any time, assert that any portion or all of our existing or future ownership structure and business in China violate existing or future PRC laws and regulations. In addition, new laws and regulations may be retroactively applied to us. For example, China's potential entry into the WTO will likely affect the terms of any new laws and regulations, and may result in the PRC government adopting a 49% or 50% limit on foreign investment in Internet businesses, including limits on foreign investments in PRC Internet content providers, as well as affect the interpretation of existing regulations relating to the PRC Internet sector.

         INFORMATION SECURITY AND CENSORSHIP. The principal PRC regulations concerning information security and censorship are:

         - The Law of the People's Republic of China on the Preservation of State Secrets (1988) and its implementing rules (1990);

         -        The Law of the People's Republic of China on State Security
                  (1993) and its implementing rules (1994);

         - Rules of the People's Republic of China for Protecting the Security of Computer Information Systems (1994);

         - Notice Concerning Work Relating to the Filing of Computer Information Systems with International Connections (1996);

         - Administrative Measures for Protecting the Security of Computer Information Network with International Connections
                  (1997); and

         - Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000).

         These regulations specifically prohibit the use of Internet infrastructure which results in a breach of public security or the provision of socially destabilizing content or transmission of state secrets.

         - "A breach of public security" includes breach of national security or disclosure of state secrets, infringement on state, social or collective interests or the legal rights and interests of citizens, and illegal or criminal activities.

         - "Socially destabilizing content" includes any action that incites defiance or violation of Chinese laws and regulations, incites subversion of state power and the overturning of the socialist system, fabricates or distorts the truth, spreads rumours or disrupts social order, spreads feudal superstition, involves obscenities, pornography, gambling, violence, murder or horrific acts, or instigates criminal acts.

         - "State secrets" are defined as "matters that affect the security and interest of the state". The term covers such broad areas as national defense, diplomatic affairs, policy decisions on state affairs, national economic and social development, political parties and "other state secrets that the State Secrets Bureau has determined should be safeguarded".

         China has enacted regulations governing Internet access and the distribution of news and other information. In the past, the PRC government has stopped the distribution of information over the Internet that it believes violated PRC laws or regulations, including content that is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. The Ministry of Public Security also has the authority to cause any local Internet service provider to block any website maintained outside China at its sole discretion. In addition, the Propaganda Department of the Chinese Communist Party has been given the responsibility to censor news published in China to ensure, supervise and control proper political ideology.

         The State Secrecy Bureau, which is directly responsible for the protection of state secrets of all PRC government and Chinese Communist Party organizations, is also authorized to block any website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information. Specifically, Internet companies in China with bulletin board systems, chat rooms or new services must apply for the approval of the State Secrets Bureau. As the implementing rules for the regulations have not been issued, however, details concerning how Internet companies should comply with these regulations remain to be clarified.

         The MII has also published implementing regulations that subject online information providers such as us to potential liability for content included on their portals and the actions of subscribers and others using their systems, including liability for violation of Chinese laws prohibiting the distribution of content deemed to be socially destabilizing. Furthermore, we are required to delete content that clearly violates the laws, regulations or policies of the PRC and report content that we suspect may violate such laws, regulations or policies.

         Because many Chinese laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement may involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases have limited binding force as legal precedents. As a result, in many cases it is difficult for us to determine the type of content that may result in liability for a website operator.

         According to applicable regulations, Internet companies in China are required to complete security filing procedures with the local public security bureau and to regularly update the local public security bureau regarding information security and censorship systems for their websites. MyWeb has adopted security maintenance measures, including employing personnel to be responsible for its security systems, and exchanging information with the local public security bureau with regard to sensitive or censored information and websites on a regular basis.

         INTERNATIONAL CONNECTIONS FOR COMPUTER INFORMATION NETWORKS. The State Council and the MII have promulgated regulations governing international connections for PRC computer networks, including:

         - Provisional Regulations of the People's Republic of China for the Administration of International Connections to Computer Information Networks (1997) and their Implementing Measures
                  (1998);

         - Measures for the Administration of International Connections to China's Public Computer Interconnected Networks (1996); and

         - Reply Concerning the Verification and Issuance of Operating Permits for Business Relating to International Connections for Computer Information Networks and for Public Multimedia Telecommunications Business (1998).

         Under these regulations, any entity seeking access to international connections for computer information networks in China, such as MyWeb, must comply with the following requirements:

         -        be a PRC legal person;

         - have the appropriate equipment, facilities and technical and administrative personnel;

         - have implemented and registered a system of information security and censorship; and

         - effect all international connections with an authorized Internet service provider in China.

         We believe that MyWeb Beijing is in proper compliance with all of these requirements.

         ENCRYPTION SOFTWARE. In October 1999, the State Encryption Administration Commission promulgated the Regulations for the Administration of Commercial Encryption, which was followed in November 1999 by the Notice of the General Office of the State Encryption Administration Commission. Both of these regulations address the use in China of software with encryption functions. According to these regulations, encryption products purchased for use without the permission of the state encryption administration departments and foreign encryption products purchased for use must be reported. Violation of the encryption regulations may result in the issuance of a warning, levying of a penalty, confiscation of the encryption products and even criminal liabilities. Because these regulations do not specify what constitutes encryption products, and there are currently no official interpretations of, or detailed implementing rules for, these regulations, we are unsure as to whether or how they may apply to us.

         BUSINESS LICENSE AND APPROVAL FOR FOREIGN INVESTMENT. Under current PRC law, the legal establishment of a technology company such as MyWeb Beijing must be approved by the relevant local Commission for Foreign Economic Relations and Trade. MyWeb Beijing has obtained such approval. MyWeb Beijing is also required to have a business license issued by the SAIC. MyWeb Beijing's business license has lapsed and renewal of the business license is dependent on MyWeb Beijing passing the annual inspection by the SAIC

         If we are found to be in violation of any existing or future PRC laws, regulations or policies, the relevant PRC authorities would have broad discretion in dealing with such a violation, including, without limitation, the following:

         -        levying fines;

         -        revoking our business license;

         - requiring us to restructure our ownership structure or operations; and/or

         - requiring us to discontinue any portion or all of our Internet business or our investment in MyWeb Beijing.

         In addition, governmental agencies in China may:

         - require us to obtain licenses in order to commence or continue our business;

         -        revoke or suspend any licenses we may have;

         - regulate the rates that we will be permitted to charge for telecommunications services; or

         -        impose or change the tariffs or fees on our operations.

         Any of these actions could have a material adverse effect on our business, results of operations and financial condition.

         Research and Development

         The amount we spent on research and development in 1998 and 1999 was approximately $313,000 and $418,000, respectively. Research and development is a critical element in our business. We are currently working on several research and development projects, both in-house and in collaboration with our partners to improve our service delivery, including the following:

         - designing a set-up box which is lower in cost than the currently available set-up boxes. We believe this will increase the cost competitiveness of the set-top boxes we co-brand with our partners. We are also working to design a set-top box that allows for broadband cable and ADSL access, which may allow these set-top boxes to process digital media, in addition to its current media. We are also working on a design board that has the functions of a set-top box which can be integrated into a television set.

         - developing a financial services software package that enables financial transactions to be conducted through our co-branded set-up boxes in a secure environment at a commercially acceptable speed. We are also developing a web storage software which can allow subscribers to store certain electronic data from the Internet, effectively allowing our users to have a virtual "hard disk" on the Internet.

         - developing with our partner, a Chinese version of a popular instant messaging software which can allow our subscribers to interact with other existing users through this instant messaging platform on their set-top boxes.

         - developing an application suite for our subscribers containing an organizer, a document creation software, spreadsheet and web storage facility which will allow users to access their information regardless of their physical location as long as they have access to the Internet. In addition, we intend that subscribers will be able to have access to a "unified mailbox" which can receive short messaging system ("SMS"), pager, e-mail, voice and fax messages.

         - developing a customized e-commerce engine for vertical portals to be hosted on our existing portals.

         INTELLECTUAL PROPERTY

         Although our success depends on maintaining and protecting our intellectual property, including our software and our trademarks and tradenames, we have not registered any of our trademarks in the United States or abroad. We are currently in the process of registering our trademark of MyWeb in Malaysia, China, Hong Kong, Singapore, Thailand, Indonesia, Philippines and India.

         We have entered into agreements with some of our employees, business partners, licensees and others which provide for certain protections of our intellectual property. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our licensed services or technology without authorization, or to develop similar technology independently. Policing unauthorized use of our intellectual property is difficult and we have no assurance that the steps we have taken to protect our proprietary rights will be adequate because:

         - effective trademark, copyright, and trade secret protection may not be available in every country in which our products and Internet properties are distributed or made available through the Internet, and the global nature of the Internet makes it currently virtually impossible to control the ultimate destination of our products;

         - while we try to ensure that our licensees maintain the quality of our brand, our licensees may take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our products and Internet properties; and

         - protection of the distinctive elements of "MyWeb" may not be available under copyright law.

         Our proprietary information and technology is not patented and may not be patentable. We believe that the success of our business depends in part on our proprietary technology, information, processes and know-how. We generally try to protect our intellectual property rights based on trade secrets and patents as part of our ongoing research, development, and manufacturing activities. However, we have no assurance that:

         - we have adequately protected or will be able to adequately protect our technology;

         - our competitors will not be able to utilize our existing technology or develop similar technology independently;

         - the claims allowed on any patents held by us will be broad enough to protect our technology; or

         - foreign intellectual property laws will adequately protect our intellectual property rights.

         The "www.myweb.com" and "www.myweb.net" URLs in the United States, among other URLs which contain "myweb" in their URL names, are currently owned by unrelated third parties. There is no assurance that these third parties will not make a claim against us in the future. The current law regarding Internet user names remains unclear. We may be required to defend the use of our name within the United States in a future litigation suit. This could result in significant legal costs and expenses, which may have a material adverse effect on our business, results of operation and financial condition.

         We entered into a two-year Binary License and Redistribution Agreement with Sun Microsystems, Inc ("Sun") in March 1999 (the "Sun Agreement"). The Sun Agreement permits us to reproduce and redistribute Sun's "JavaOS for Consumers" and its "Personal Applications Browser". We have not incorporated the licensed Java technology of Sun into any of our co-branded set-top boxes, due primarily to technical issues, and we have no intention to do so in the future. For the "JavaOS for Consumers", the royalties payable under the Sun Agreement in the first and second year are $234,000 and $360,000, respectively. For the "Personal Applications Browser", the royalties payable in the first and second years are $22,750 and $35,000, respectively. As of December 31, 1999, we accrued costs related to the Sun Agreement in the amount of $256,750 under Cost of Revenues for the 1999 Period. However, we have not made any payment under the Sun Agreement and are disputing our obligation to pay any amounts under the agreement. We are in discussions with Sun to resolve this matter.

         Our Thunder software is based on the QNX operating system. We have a licensing arrangement with QNX which allows us to use its QNX software for installation in our co-branded set-top boxes. The cost of licensing this software is $15.15 per set-top box. There is no termination date for this agreement.

         EMPLOYEES

         At December 31, 1999, we employed a total of 109 full-time employees, including approximately 40 in sales and marketing, 48 in design and technical positions, and 21 in finance and administration. Of these full-time employees, 47 are based in China (covering Hong Kong as well), 58 are based in Malaysia (covering Singapore as well), 3 are based in Singapore and 1 is based in USA.

         As of the end of December 1998, we employed 14 full-time employees based in Malaysia, of which 3 are in sales and marketing, 5 are in design and technical positions and 6 are in general administration. As of the end of 1997, we employed 16 full-time employees based in Malaysia, including 4 in sales and marketing, 7 in design and technical position and 5 in general administration.

         We presently plan to expand our personnel base in such areas as management, marketing, research and development, and multimedia designs. We do not foresee any serious difficulties in hiring these additional employees. From time to time, we also employ independent contractors to support our research and development. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are good.


ITEM 2.  DESCRIPTION OF PROPERTY

         We currently do not own any property. We lease our office in Kuala Lumpur, Malaysia. We have entered into lease arrangements with Woi Seen Chin Enterprises Sdn Bhd and Selekta Bakti Sdn Bhd. Our lease with Woi Seen Chin Enterprises is for approximately 5,000 square feet of commercial office space located at Unit G506 & G606, Blk G, Phileo Damansara I, Jalan Damansara, Malaysia. Our lease with Selekta Bakti is for approximately 5,000 square feet of commercial office space located at G505 & G605, Blk G, Phileo Damansara I, Jalan Damansara, Malaysia.

         We have also entered into lease arrangements with Beijing Chongwen-New World Properties Development Co. Ltd. for our Beijing office. In addition, we have entered into lease arrangements with Alliance/Interoffice San Francisco, LLC for our offices in San Francisco. For our Singapore offices, we use office space on a rent-free basis, provided to us by a personal associate of a director of MyWeb Inc.com, Danny Teow Teck Toe.

         Our significant asset investment is in our computer servers and computer systems. In the year 1999, the cumulative expenditures on computer servers and computer systems amounted to $117,000. Capital expenditure on computer servers and systems in 2000 is expected to be incurred for the expected launch of the portal in Thailand and the planned expansion in China. We own all of our servers and computer systems. We currently have more than 25 servers in aggregate in Malaysia, Singapore and China.


ITEM 3.  LEGAL PROCEEDINGS

         From time to time we expect to be subject to legal proceedings and claims in the ordinary course of our business. Such legal proceedings or claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. See Note 7 to the Consolidated Financial Statements on page F-12.

         In 1999, MyWeb Beijing set up a music channel on its website, which contained links to websites on the internet with MP3 music, enabling users to listen to or download MP3 songs through its search engine. Four member companies of the International Federation of the Panographic Industry ("IFPI"), namely, Sony Music Entertainment (Hong Kong) Records Ltd., Warner Records Ltd., Universal Records Ltd. and China Records Guangzhou Ltd., each sued MyWeb's hyperlink service in the Beijing Second Intermediate People's Court for copyright infringement from the end of November to early December 1999. MyWeb and IFPI, as well as its four member companies, have reached a settlement agreement. Under the terms of the agreement, we have paid an agreed settlement figure as compensation which included the legal costs, notarization cost and attorney's fees of the four member companies.

         In February 1999, we engaged Merger Communications to provide us with media relation services. A dispute subsequently arose regarding the compensation that Merger Communications was to receive under the agreement. We have entered into a settlement agreement pursuant to which we paid $30,000 and issued 30,000 shares of our common stock to Merger Communications.

         Except as otherwise disclosed herein, neither MyWeb Inc.com nor any of its subsidiaries is engaged in any legal or arbitration proceedings either as a plaintiff or defendant in respect of any amounts or claims which could have a material adverse effect on our business, financial condition or results of operations. Except as otherwise disclosed herein, we are not aware of any legal or arbitration proceedings pending or threatened against us or any of our subsidiaries or any facts likely to give rise to any such proceedings which might materially affect our business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION

         Our common stock was included for quotation on the OTC Bulletin Board under the symbol "ASMC" during fiscal 1997 and 1998. During fiscal 1997 and 1998, there was essentially no trading in the common stock. From February 23, 1999 until March 23, 1999, our common stock traded on the OTC Bulletin Board under the symbol "ASMC(D)." From March 24, 1999 until March 12, 2000, our common stock traded on the OTC Bulletin Board under the symbol "MYWB." Since March 13, 2000, our common stock has traded on the AMEX under the symbol "MWB". The following table sets forth the high and low closing bid prices for transactions on common stock for the periods indicated. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


                                                    PERIOD              HIGH BID PRICE          LOW BID PRICE
                                                    ------              --------------          -------------
1998.................................             (1/1 - 12/31)              2.00                   0.03
                                               1Q (1/1 - 3/31)               2.00                   0.03
                                               2Q (4/1 - 6/30)               2.00                   0.03
                                               3Q (7/1 - 9/30)               0.06                   0.06
                                              4Q (10/1 - 12/31)              0.06                   0.06

1999.................................             (1/1 - 12/31)              30.13                  0.06
                                               1Q (1/1 - 3/31)               24.75                  0.06
                                               2Q (4/1 - 6/30)               21.50                  8.25
                                               3Q (7/1 - 9/30)               13.38                  8.25
                                              4Q (10/1 - 12/31)              30.13                  10.88

2000.................................          1Q (1/1 - 3/31)               27.00                  12.88
                                                   January                   27.00                  12.88
                                                   February                  21.00                  14.75
                                                    March                    18.06                  12.88

         Over the first quarter of 1999, our stock price rose dramatically. This increase was due to the acquisition of TecnoChannel. Trading of our shares commenced thereafter in the first quarter of 1999.

         HOLDERS

         As of March 31, 2000, there were approximately 1,400 holders of record of our common stock each holding 100 shares or more.

         DIVIDENDS

         We did not declare any cash dividends on our common stock during the most recent two fiscal years. It is our present policy not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends on the common stock in the future will be dependant on our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that the Board of Directors deems relevant.

         RECENT SALES OF UNREGISTERED SECURITIES

         There were no sales of unregistered shares in the fourth quarter of 1999. Sales of unregistered shares in the first three quarters of 1999 have already been reported in our quarterly filings.

         We entered into a subscription agreement, dated March 23, 2000, with Asia Internet Assets, Inc. ("Asia Internet") pursuant to which Asia Internet agreed to subscribe for 250,000 shares of our common stock at a price of $10 per share, in an unregistered offering pursuant to section 4(2) or 3(b) of the 1933 Securities Act. Asia Internet paid $1,000,000 of the total purchase price on April 4, 2000, and is to pay the remaining sum of $1,500,000 million within 30 days thereafter. Asia Internet is an accredited investor as such term is defined in Rule 501 of Regulation D, and the shares are being purchased for their own account and not for distribution or resale to others.

      In addition, on March 23, 2000, Samsung Asia Pte Ltd, a Singapore corporation, confirmed their acceptance to subscribe to 100,000 shares of our common stock at a price of $8 per share for a total consideration of $800,000 in a private placement pursuant to section 4(2) or 3(b) of the 1933 Securities Act. The completion of this private placement is pending the preparation and execution of a formal subscription agreement.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         We were essentially inactive in 1997 and 1998. In February 1999, we acquired all of the capital stock of TecnoChannel. Following our acquisition of TecnoChannel, we revised our business plan. Our current business plan is to devote all of our resources to the development and expansion of our business in China and in other emerging markets that have the following characteristics:

-        a high percentage of television usage;

-        a high level of consumer demand for the Internet;

-        a low percentage of personal computer use;

-        a low level of personal computer literacy;

-        a high cost for personal computers; and

-        a pre-existing cable and telecommunications infrastructure.

         As discussed below, during the fiscal year 1999, we generated increasing revenues from our operations and incurred increasing expenses as a result of our expansion into China. As part of our expansion strategy, we have entered into strategic relationships with:

-        Chinese manufacturers of set-top Internet terminals;

-        Chinese content providers; and

-        Chinese Internet service providers.

         We expect these strategic relationships to help us attract an increasing number of Chinese Internet users to our Internet properties, which we anticipate will lead to increasing advertising revenues from our Internet properties. We also have implemented a brand development and promotion strategy that we expect will attract additional Internet users to our Internet properties. As part of our brand development and promotion strategy, we increased our advertising and brand development expenditures during fiscal year 1999. Our expenditures during fiscal year

1999 exceeded our revenues resulting in a net operating loss during that period. We expect to continue to incur operating losses during the continued expansion of our products and services in China and other emerging markets.

         We have a limited operating history upon which to base an evaluation of our business and prospects. We have yet to achieve significant revenues, and our ability to generate significant revenues in the future is uncertain. Further, in view of the rapidly evolving nature of our business and our limited operating history, it is not possible to forecast future revenues. We believe, therefore, that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely upon them as an indication of future performance.

         Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet and e-commerce. In addition, our revenues depend substantially upon the level of activity on our Internet properties and our ability to successfully create brand name awareness and market recognition for our products and services. Although we have experienced growth in our revenues since our merger with TecnoChannel in February 1999, there can be no assurance that our revenues will continue at their current rate of growth or that we will be able to operate profitably.


         CONSOLIDATED RESULTS OF OPERATIONS

                  REVENUES

         The following table and discussion highlights our revenues for the years ended December 31, 1999, 1998 and 1997.

                                                               1999                 1998               1997
                                                               ----                 ----               ----
Revenues:                                                               (in thousands of dollars)
     Advertising and design work                              $  498               $  303                 -
     Electronic commerce                                       2,940                    -                 -
     Subscription services, Licensing and others                  98                1,008               102
                                                              ------               ------              ----
       Total Net Revenue                                      $3,512               $1,311              $102
                                                              ======               ======              ====

         Our business is principally in Asia. We currently generate three main types of revenues: advertising and design work, e-commerce, licensing/subscription services and others. Advertising, electronic commerce and other revenues are generated mainly from businesses marketing to the Internet users of our online properties. Advertising, electronic commerce and other revenues mainly consist of advertising and related revenues, fees associated with electronic commerce and the sale of merchandise. Subscription services revenues are generated from our set-top Internet terminal customers. There are no significant seasonality factors in advertising and e-commerce, our primary businesses.

                  COSTS AND EXPENSES

         The following table and discussion highlights our costs and expenses for the years ended December 31, 1999, 1998 and 1997.

                                                           1999                 1998                    1997
                                                           ----                 ----                    ----
                                                                      (in thousands of dollars)
     Costs and expenses:
     Costs of revenues                                   $ 3,530                $109                   $  0
     Sales and marketing                                   6,326                 224                     37
     Product Development                                   4,396                 313                    204
     General administration                                2,659                 289                    114
                                                         -------                ----                   ----
         Total costs and expenses                        $16,911                $935                   $355
                                                         =======                ====                   ====

        COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED
                               DECEMBER 31, 1998

                  Total Revenues

         An important component of our business strategy in our Interactive Online Services business is an increasing reliance on advertising, commerce and other revenues. These revenues include advertising and electronic commerce revenues, the sale of merchandise and development revenues. The growth of advertising, electronic-commerce and other revenues is important to our business objectives, as these revenues provide an important contribution to our operating results. Advertising revenues are expected to grow in importance as we continue to leverage its large, active and growing user base in the emerging market.

         Revenues increased from $1.31 million in the year ended December 31, 1998 (the "1998 Period") to $3.51 million in the year ended December 31, 1999 (the "1999 Period"), an increase of 168%. This increase was attributable to revenue generated from e-commerce transactions in the amount of $2.94 million. No one customer accounted for more than 10% of total revenues during the year ended 1999, except for Hangzhou Westlake Electronics Import and Export Co. Ltd. which accounted for approximately 26% of our total revenue during 1999.

                  Cost of Revenues

         Cost of revenues includes the costs of merchandise sold and royalties paid for licensed technologies. Cost of revenues increased 3,138% from $109,000 in the 1998 Period to $3.53 million in the 1999 Period. This increase was due to the increase in e-commerce transactions and sales of set-top boxes. We have also recognized expenses related to the royalties for licensed technologies from Sun for a total amount of $256,750 for the 1999 Period. However, we have not made any payment under the agreement and are disputing our obligation to pay any amounts under the agreement.

                  Total Operating Expenses

         Total operating expense increased 1,520% from $826,000 in the 1998 Period to $13.38 million in the 1999 Period. The increase was primarily attributable to an increase in:

         i) Sales and marketing expense from $224,000 in the 1998 Period to $6.33 million in the 1999 Period;

         ii) Product development expenses from $313,000 in the 1998 Period to $4.40 million in the 1999 Period; and

         iii) General administration expenses from $289,000 in the 1998 Period to $2.66 million in the 1999 Period.

         Sales and marketing expenses include the non-monetary stock compensation expense, employee compensation, the costs to acquire and retain subscribers, and advertising and other promotion and marketing related expenses. The sales and marketing expenses increased 2,724% from $224,000 in the 1998 Period to $6.33 million in the 1999 Period, and increased as a percentage of total revenues from 17% in the 1998 Period to 180% in the 1999 Period. The increase was primarily attributable to the stock compensation expense of $4.6 million for the 1999 Period in connection with certain of our sales and marketing employees allowed to exercise their options without paying the exercise price (cashless exercise) as well as the excess of the fair value over the exercise prices of options granted to certain of the sales and marketing employees which became immediately exercisable on the date of the grant. The increase was also attributable to the increase in the number of personnel, the costs associated with our aggressive brand building strategy in China and an increase in advertising and promotion/marketing related expenses in China and other emerging market countries in 1999.

         Product development costs consist primarily of the non-monetary stock compensation expense, employee compensation relating to developing and enhancing features of the MyWeb online service properties and our products and the outsourcing of certain research and development work.

         Product development costs increased 1,304% from $313,000 in the 1998 Period to $4.40 million in the 1999 Period, and increased as a percentage of total revenues from 24% in the 1998 Period to 125% in the 1999 Period. The increase in product development costs was primarily due to the stock compensation expense of $3.9 million for the 1999 Period in connection with certain of our product development employees allowed to exercise their options without paying the exercise price (cashless exercise) as well as the excess of the fair value over the exercise prices of options granted to certain of the product development employees which became immediately exercisable on the date of the grant. The increase was also attributable to the increase in the number of technical employees that develop and enhance MyWeb online media properties. We have expensed all internal product development costs as incurred and expect to incur increased product development costs in future periods in order to remain competitive. The decrease in product development costs as a percentage of total revenues was primarily a result of the substantial growth in revenues.

         General and administration expenses increased 820% from $289,000 in the 1998 Period to $2.66 million in the 1999 Period, and increased as a percentage of total revenues from 22% in the 1998 Period to 76% in the 1999 Period. General administration expenses consist primarily of fees for professional services and employee compensation. The increase in general and administrative costs for the 1999 Period, was primarily attributable to higher fees due to the increase in professional services required in 1999, an increase in personnel costs due to the increase in the number of employees, charges incurred for settlement of a claim, stock compensation expenses of $0.4 million arising from excess of the fair value over the exercise prices of options granted to certain of the general and administrative employees which became immediately exercisable on the date of the grant and a general increase in operational expenses of newly incorporated subsidiaries in Beijing, San Francisco and Singapore.

                  Stock-based Compensation Expense

         We have recorded total stock based compensation expense of $9.0 million for the 1999 Period in connection with certain of our employees who were allowed to exercise their options without paying the exercise price and the excess of the fair value over the exercise price of options granted to other employees. The cashless exercise is treated similarly to a stock appreciation right and the difference between the fair value of the stock and the exercise price of the option is recognized as compensation expense. We do not expect this to be a recurring expense item in the future, as all options will be required to be exercised by payment of the exercise price. The stock compensation expense has been allocated to the various categories of expenditure based on the job function of the employees.

                  Net Income (Loss)

         We recorded a net loss of $13.40 million or $1.31 per share, for the 1999 Period (based on the weighted average outstanding shares of 10,241,352 for the year ended December 31, 1999) compared to net income of $376,000, or $0.04 per share for the 1998 Period (based on the total outstanding shares of 8,500,000 during December 31, 1998). This was primarily attributable to an increase in the sales and marketing expenses and general administrative expenses in the 1999 Period that was greater than the increase in revenue.

         COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE NINE MONTH PERIOD ENDED DECEMBER 31, 1997

                  Total Revenues

         Revenues increased from $102,000 in the nine month period beginning on TecnoChannel's date of inception (April 5, 1997) and ended on December 31, 1997 (the "1997 Period") to $1.31 million in the 1998 Period, an increase of 1,185%. This increase was attributable to the increasing acceptance in the marketplace of the products and services of TecnoChannel, which were introduced in the fourth quarter of 1997. One customer, Wizoffice Pte Ltd., accounted for approximately 90% of revenues during the 1997 Period, while one customer, Philips (and subsidiaries thereof), accounted for approximately 77% of revenue during the 1998 Period.

                  COST OF REVENUES

         Cost of revenue increased from $0 in the 1997 Period to $109,000 in the 1998 Period. The increase in cost of revenue was primarily due to the increase in sales of our products and services during such period.

                  TOTAL OPERATING EXPENSES

         Total operating expenses increased 133% from $355,000 in the 1997 Period to $826,000 in the 1998 Period. The increase was primarily attributable to an increase in sales and marketing expenses from $37,000 in the 1997 Period to $224,000 in the 1998 Period, and to an increase in product development expenses from $204,000 in the 1997 Period to $313,000 in the 1998 Period. Furthermore, the 1998 Period consists of twelve months of operations as compared to the nine months of operation in the 1997 Period.

         The sales and marketing expenses consist primarily of employee compensation relating to marketing and promotion activities, advertising, and other promotion and marketing expenses. The increase in absolute dollars from the 1997 period is primarily attributable to the costs associated with the increased marketing activities in connection with the promotion of our products and services.

         Product development expenses consist primarily of employee compensation relating to developing and enhancing features of our online service properties and our products. The increase in absolute dollars from the 1997 Period is primarily a result of the increase in the number of engineers responsible for product development. We have expensed, as incurred, all internal product development costs and expects to incur increased product development costs in absolute dollars in future periods to remain competitive.

         Product development costs increased 53% from $204,000 in the 1997 Period to $313,000 in the 1998 Period. However, product development costs decreased as a percentage of total revenues from 200% in the 1997 Period to 24% in the 1998 Period. The increase in product development costs was primarily due to an increase in the number of technical employees as well as an increase in research and development expenses incurred in the 1998 Period. The decrease in product development costs as a percentage of total revenues was primarily a result of the substantial growth in revenues.

         General and administration expenses increased 154% from $114,000 in the 1997 Period to $289,000 in the 1998 Period due primarily to higher fees due to the increase in professional services required in 1998 and an increase in personnel costs. However, general and administration expense decreased as a percentage of total revenues from 111% in the 1997 Period to 22% in the 1998 Period due to a substantial growth in revenues.

                  Net Income (Loss)

         We recorded net income of $376,000 or $0.04 per share, for the 1998 Period (based on the total of 8,500,000 outstanding shares of TecnoChannel as at December 31, 1998) compared to a net loss of $253,000, or $0.03 per share, for the 1997 Period (based on the total of 8,500,000 outstanding shares of TecnoChannel Technologies as at December 31, 1997) . This was primarily attributable to an increase in sales revenue that was greater than the increase in our cost of sales and operating expenses.

         LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, we had cash and cash equivalents totaling $2.36 million compared to $270 at December 31, 1998. For the 1999 Period, cash used in operating activities of $2.77 million was primarily due to the net loss of $13.40 million in such period.

         Cash used in investing activities was $336,000 for the 1999 Period compared to $20,000 for the 1998 Period. The capital expenditure of $347,000 for the 1999 Period consisted of the purchase of computer hardware and software and other office equipment.

         For the 1999 Period, cash provided by financing activities of $5.46 million was derived primarily from the private placement of shares of common stock, from which we received gross proceeds of $3.78 million, and the issuance of 200,000 shares of our common stock upon the exercise of a stock option, for which we received $1.50 million. As we experienced negative cash flow from operations in the 1999 period and we anticipate that we will continue to incur negative cash flow during the continued expansion of our products and services in China and the other emerging markets, we may require additional capital. The sale of additional equity or convertible debt securities, if required, may result in additional dilution to the holders of our common stock. There can be no assurance that additional financing, if required, will be available on terms and conditions acceptable to us, if available at all.

         The Company completed a private placement of 250,000 shares of our common stock on March 23, 2000 for aggregate proceeds of $2.50 million. Under the terms of the agreement, we have received $1.0 million on April 4, 2000 and will receive a further $1.50 million in aggregate proceeds within the next 30 days. The Company has also secured another private placement of 100,000 shares of our common stock where we will receive $800,000 upon the signing of the agreement. However, the Company is continuing to pursue leads for additional possible investors. The Company believes that with the additional funds of $3.30 million, it will be able to meet its current expenditure requirements and achieve its business goals for the next 12 months. Any additional funds raised will determine the speed with which promotion and enhancements are pursued.

         Our principal capital expenditures currently in progress relate to the planned expansion of our business in Latin America, Indonesia and Thailand. We plan to fund this expansion through our existing internal sources of funds. We are also currently actively looking for opportunistic acquisitions and/or joint ventures which could complement our existing businesses. Any such acquisitions or joint venture would be funded through our existing funds or new capital raised where appropriate. In the past three years, the amount of principal capital expenditures (used for communication equipment, office equipment, furniture and leasehold improvements) was $54,000, $21,000 and $348,000 in 1997, 1998 and 1999, respectively.

         At December 31, 1999, we had working capital of $1.20 million, compared to working capital of $306,000 at December 31, 1998 and net deficit of $273,000 at December 31,1997. Current assets increased by $3.58 million, from $1.11 million at December 31, 1998 to $4.69 million at December 31, 1999, while current liabilities increased by $2.65 million, from $800,000 to $3.45 million, over this same period. The increase in current assets was primarily attributable to an increase in cash generated from the private placement of shares of common stock. The change in current liabilities was due to increases in other accrued expenses and liabilities, primarily related to our new subsidiaries in China and Singapore.


         PLAN OF OPERATION

         The Company's operations in 1999 incurred an operating expenditure of $4.40 million and a non-operating expenditure of $9.0 million arising from the stock compensation expense as compared to Net Revenues of $3.51 million. While the Company does not expect to incur similar non-operating expenditure for the stock compensation expense in 2000, it expects to incur operating expenditure of $3.0 to $4.0 million in 2000 for its operations in the emerging markets.

         As a result, the Company believes that its significant cash outlay over the next twelve months will be for the advertising and marketing expenses. It also expects to incur significant cash outlay for general and administration expenses as a result of the operational expenditure for its offices in the emerging markets.


         YEAR 2000

         Our comprehensive program to address Year 2000 issues was successful in that our business activities continued without disruption through the days before and after January 1, 2000 and February 29, 2000. In terms of supply chain readiness, on the basis of the information available to us, we do not expect disruptions caused by the failures of third parties to remediate their Year 2000 issues. We will continue to monitor its computer applications throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


         INFLATION

         We believe that inflation has not had, and will not have in the future, a material effect on our results of operations.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of MyWeb Inc.com and the Report of Independent Auditors thereon are included as part of this report beginning on page F-1 attached hereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 22, 2000, MyWeb Inc.com ("MyWeb") dismissed Wlosek & Braverman, L.L.C. ("Wlosek & Braverman"), the independent accountants that had audited the financial statements of Asia Media Communications, Ltd. ("Asia Media"), MyWeb's predecessor, for the fiscal years ended December 31, 1997 and December 31, 1998. The reports of Wlosek & Braverman on Asia Media's financial statements for such periods did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that each such expressed an uncertainty as to the ability of Asia Media to continue as a going concern and the financial statements did not include any adjustments to reflect the effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Asia Media to continue as a going concern. The dismissal of Wlosek & Braverman was approved by MyWeb's Board of Directors. There were no disagreements between Asia Media or MyWeb and Wlosek & Braverman on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure. Wlosek & Braverman did not advise Asia Media or MyWeb with respect to any of the matters set forth in item 304(a)(1)(iv)(B) of Regulation S-B promulgated by the Securities and Exchange Commission.

         On March 22, 2000, MyWeb engaged Arthur Andersen as the principal accountant to audit MyWeb's financial statements for the fiscal year ended December 31, 1999.

         Subsequent to its appointment in March 1999 as auditors of TecnoChannel Technologies Sdn Bhd ("TecnoChannel"), a wholly-owned subsidiary of MyWeb, Arthur Andersen consulted with management of TecnoChannel, in the normal course of its audit, on various accounting and reporting issues, including TecnoChannel's arrangement with third parties pursuant to which it provides access to TecnoChannel's Web-TV technology to third parties in exchange for directing users to TecnoChannel's web-site ("barter transactions"). Arthur Andersen advised TecnoChannel that barter transactions should be accounted for in accordance with Accounting Principles Board (APB) Opinion No. 29, Accounting for Non Monetary Transactions, which states in part that, in general, accounting for nonmonetary transactions should be based on the fair values of the assets (or services) involved which is the same basis as that used in monetary transactions. Thus, the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss should be recognized on the exchange. The fair value of the asset received should be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered. Similarly, a nonmonetary asset received in a nonreciprocal transfer should be recorded at the fair value of the asset received. If the fair values of the assets/services surrendered or received in the transaction are not readily determinable, the book value of the asset surrendered should be used to record the transaction.

         In its financial statements for the first three fiscal quarters of 1999, MyWeb had recorded gross revenues from barter transactions at the value of the transactions stated in the contracts between MyWeb and the third parties with whom it entered into the barter transactions. As a result of TecnoChannel's consultations with Arthur Andersen, MyWeb has determined that the fair value of the assets/services surrendered or received in the barter transactions were not readily determinable and the book value of the asset surrendered by MyWeb in the barter transactions was zero. MyWeb has decided to restate its previously filed financial statements for the first three fiscal quarters of 1999 to show that its revenues from barter transactions were zero. The effect of the restatement will be a reduction in revenues from barter transactions with a corresponding reduction in advertising expense and a net effect of zero to net income.

         Wlosek & Braverman was not consulted with respect to the accounting treatment of the barter transaction.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth, the names, ages and positions of our directors and executive officers as at March 31, 2000. Their respective backgrounds are described below.

NAME                         AGE          POSITION
----                         ---          --------
Nin Contreras                45         President and Chief Executive Officer
Wong Thean Soon              29         Chairman and Director
Danny Teow Teck Toe          30         Executive Director
Victor Fook Ai Ng            52         Executive Director, Chief Financial Officer, Treasurer and Secretary
Alvin Roy Granoff            52         Independent Director
George S. Bayoud             45         Independent Director
K. Shanmugam*                40         Independent Director
Alex Jorge                   28         Vice President
Pan Dong                     41         Vice President

-----------
*Nominated but not appointed

Nin Contreras               Mr. Contreras was appointed President and Chief Executive Officer in March 2000.
                            Mr. Contreras is an accomplished technology executive with over twenty years of professional international business experience throughout Asia Pacific, the U.S., and Europe. Mr. Contreras was formerly the general manager of Sunbeam, Latin
                            America, where he had bottom-line responsibility for the full product portfolio of
                            Sunbeam products in this region.  Prior to that, he worked 13 years with the Dutch consumer electronics company, Philips, where his last position was Director of
                            Marketing and Sales of Internet television products worldwide.  Mr. Contreras holds a degree in B.Sc. from the University of York (UK) and an MBA from IMI (Geneva,
                            Switzerland).

Thean Soon Wong             Mr. Wong was appointed as Chairman of our Board of Directors in February 1999.  Mr.
                            Wong is a co-founder of TecnoChannel Technologies Sdn Bhd.  From 1997 to March 2000,
                            Mr. Wong was a director and the chief executive officer of TecnoChannel.  From 1996 until 1997, Mr. Wong was the executive director of Cybersource Pte. Ltd., a privately-held internet consulting firm. In 1995, Mr. Wong graduated from the
                            National University of Singapore with a Bachelor of Electrical Engineering degree.

Danny Teow Teck Toe         Prior to becoming MyWeb's Chief Operating Officer in April 1999, Mr. Toe was the
                            co-founder and Chief Operating Officer of TecnoChannel since April 1997. From 1996 until 1997, Mr. Toe was a Senior Officer at the Economic Development Board of
                            Singapore, where he worked at the Enterprise Development Division. He has also held marketing positions with 3M Inc. in Singapore. Mr. Toe holds a first class degree in
                            Electronics Engineering from the National University of Singapore.

Victor Fook Ai Ng           Mr. Ng was appointed as a director in February 1999. Mr. Ng From 1989 until June
                            1999, Mr. Ng was the general manager (institutional sales) of J.M. Sassoon, a regional securities brokerage firm headquartered in Singapore. Mr. Ng is on the
                            Board of Directors of The Nanyang Insurance Company Limited, Asiacabletv.com Inc.
                            and Asiapower Investments Limited. Mr. Ng holds a Bachelor of Science (Economics)
                            degree and a Masters of Science (economics) degree from the University of London.

Alvin Roy Granoff           Mr. Granoff was appointed as an independent director in November 1999. Mr. Granoff is an attorney by profession. From 1983-1995, Mr. Granoff served as an elected member of the Texas House of Representatives. Mr. Granoff also serves as an executive officer in Granoff Law Offices PC, Granoff Company, Stoneleigh Hotel and
                            River City Hotel LP. Mr. Granoff holds a Juris Doctor from SMU School of Law and a
                            Bachelor of Arts degree from Beloit College.

George S. Bayoud, Jr.       Mr. Bayoud was elected as an independent director in November 1999. Mr. Bayoud is the
                            managing partner of Texas Ltd., an investment company.   Mr. Bayoud founded and is
                            the President of Raven Interests of Texas Inc., a real estate company.  Mr. Bayoud is also part of the Board of Directors of the Beck Group, a construction and real estate company and of Great Lodge.Com. He was previously appointed to the board of the Texas
                            National Research Laboratory Commission (Superconducting Super Collider). In 1996,
                            Mr. Bayoud served as President of First Southwest Holdings, Inc., a leading investment bank in the Southwest. Mr. Bayoud is a graduate of St. Mark's School of
                            Texas and The University of Texas at Austin.

K. Shanmugam                Mr. Shanmugam has been nominated as a director. Mr. Shanmugam is a Partner and Deputy
                            Head of Litigation at the Singapore law firm of Allen & Gledhill. Since January 1993,
                            Mr. Shanmugam has served as a director of Eastern Development Pte. Ltd.  Mr.
                            Shanmugam has served as a director of SembCorp Industries Ltd since July 1998 . He has also served as Director of Asia Food & Properties Ltd and Golden Agri-Resources
                            Ltd since July 1997 and May 1999, respectively. He is a mediator with the panel of mediators of the Singapore Mediation Centre, a Fellow of the Singapore Institute of
                            Arbitrators and Chartered Institute of Arbitrators, as well as a Member of the Pabek of Accredited Arbitrators of the Singapore International Arbitration Centre. He was
                            appointed a Senior Counsel of the Singapore Bar on January 19, 1998. Mr. Shanmugam
                            graduated with a first class Honors degree from the National University of Singapore in 1984. It is intended that Mr. Shanmugam's appointment will be formalized in  April
                            2000.

Alex Jorge                  Mr. Jorge was appointed Vice President in September 1999.  Mr. Jorge was formerly a
                            Test Center Performance Analyst for PC World Magazine, analysing hardware component testing, benchmark development, objective analysis and vendor product development.
                            He was also a contributing Editor for Hardware and Software systems review for both print and online divisions. Mr. Jorge has an Associates Degree from Diablo Valley
                            College and is currently pursuing another degree from California State University,
                            San Francisco.

Pan Dong                    Mr. Doug  was appointed Vice President in March 2000. Mr. Dong was previously employed by General Electric Company offices in Shanghai and Beijing for a total of
                            4 years prior to joining MyWeb.  His other previous employment history included a joint venture in a PVC Window Company, China Project Department, China Machinery
                            Import and Export Corporation, National Institute of Building Materials, Accuride
                            Canada Inc.  He was primarily involved in the implementation and monitoring of operations and productivity issues, business developments, investment projects, joint ventures and partnerships, among others. Mr. Dong has an MBA from the
                            University of Western Ontario, Canada and a Master of Science in Industrial
                            Engineering from Wuhan Technology University, China.


         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To our knowledge, based on a review of the copies of reports which have been furnished to us, the following persons are directors, officers, or beneficial owners of 10% or more of our common stock subject to Section 16(a) of the Exchange Act that failed to file on a timely basis Forms 3, 4 and/or 5, with respect to our 1999 fiscal year.

         Thean Soon Wong had a reportable event in 1999 and has not filed a Form 4 or a Form 5. Victor Ng had reportable events in 1999 and has not filed Forms 4s or a Form 5. Danny Teow Teck Toe had reportable events in 1999 and has not filed Forms 4s or a Form 5. Alex Jorge has not filed a Form 3, and a Form 4 or Form 5 for a reportable event in 1999. Alvin Roy Granoff had a reportable event in 1999 and has not filed a Form 4 or Form 5. George S. Bayoud, Jr. had a reportable event in 1999 and has not filed a Form 4 or Form 5. Neutron Enterprises Inc. had a reportable event in 1999 and has not filed a Form 4 or Form 5. Chew Gaik Sim, who owns 50.1% of Neutron Enterprises Inc., if required to do so, has not filed a Form 3, or a Form 4 or Form 5 for the above-mentioned event that is reportable by Neutron Enterprises Inc.

ITEM 10.   EXECUTIVE COMPENSATION

         COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth the total compensation paid for the last three completed fiscal years to Mr. Thean Soon Wong, our Chief Executive Officer during the last completed fiscal year. No one serving as an executive officer during the last completed fiscal year received total annual salary and bonus of $100,000 or more during any of the last three completed fiscal years.


                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                                 -------------------                     ----------------------
                                                                                        AWARDS            PAYOUT
                                                                                     -----------      ------------
   NAME AND PRINCIPAL                                                                 SECURITIES
        POSITION                                                  OTHER ANNUAL       UNDER-LYING        ALL OTHER
                           YEAR        SALARY        BONUS        COMPENSATION       OPTIONS/SARs      COMPENSATION
                                        ($)           ($)              ($)               (#)               ($)
      (a)                   (b)         (c)           (d)              (e)               (g)               (i)
      ---                   ---         ---           ---              ---               ---               ---
Thean Soon Wong -           1999       53,684        5,263         105,263(1)          100,000           7,074(2)
Chairman of MyWeb
Inc.com and CEO of          1998       25,263        2,105          31,579(1)              0             3,284(2)
TecnoChannel                1997       18,947        2,105              0                  0             2,274(2)



Note:

(1) Represents Mr. Wong's fees for services as a director of TecnoChannel Technologies.

(2) Represents the Company's contribution to Mr. Wong's Employee Provident Fund which is required under Malaysian law.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                            NUMBER OF          PERCENT OF TOTAL
                           SECURITIES       OPTIONS / SARs GRANTED                    MARKET PRICE ON
                           UNDERLYING       TO EMPLOYEES IN FISCAL    EXERCISE OR      DATE OF GRANT
         NAME            OPTIONS / SARs              YEAR              BASE PRICE          ($/Sh)         EXPIRATION
         (a)               GRANTED (#)               (c)                 ($/Sh)             (e)              DATE
                               (b)                                        (d)                                (f)

Thean Soon Wong              100,000                6.89%                 6.00            16.81(1)        11/06/2004



----------
Note:

(1)  Grant date present value $2,380,000

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

                                                                   NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED           IN-THE-MONEY
                         SHARES ACQUIRED                       OPTIONS / SARs AT FY-END (#)   OPTIONS/SARs AT FY-END
         NAME            ON EXERCISE         VALUE REALIZED     EXERCISABLE / UNEXERCISABLE      ($) EXERCISABLE /
                                (#)                ($)                                             UNEXERCISABLE

          (a)                   (b)                (c)                      (d)                         (e)

    Thean Soon Wong              0                  0              Exercisable: 100,000       Exercisable: 2,100,000

         COMPENSATION OF DIRECTORS

         STANDARD ARRANGEMENTS. The aggregate remuneration and emoluments (including fees, salaries, bonuses and commissions) paid to Directors for services rendered for the financial year ended December 31, 1999 was $241,284. For the current financial year ending December 31, 2000, the estimated amount payable to the Directors is approximately $500,000.

         Stock options were also granted to George Bayoud and Alvin Granoff for 50,000 shares at an exercise price of $12 per share. These were granted on November 6, 1999 and will expire on November 6, 2009.

         OTHER ARRANGEMENTS. We reimburse each member of our board of directors for out of pocket expenses incurred in connection with attending board meetings. No member of our board of directors currently receive any additional cash compensation.

         EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND
CHANGE-IN-CONTROL ARRANGEMENTS

         In April 1997, we entered into an employment agreement with T.S. Wong. The agreement does not specify Mr. Wong's term of employment. Either party can terminate this agreement by providing the other party with one month's written notice.

         In May 1999, we entered into an employment agreement with Danny Teow Teck Toe to serve as our Chief Operating Officer. The agreement does not specify Mr. Toe's term of employment. Mr. Toe's annual compensation is $84,000. Mr. Toe resigned as Chief Operating Officer in March 2000. The Board of Directors appointed Mr. Toe to serve as a director in November 1999.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information regarding beneficial ownership of our common stock by all shareholders who own 5% or more of our common stock. The ownership reflected in the table is accurate as of March 31, 2000.


                                            DIRECT INTEREST       INDIRECT INTEREST       TOTAL INTEREST
SHAREHOLDERS                                 NO. OF SHARES          NO. OF SHARES          NO. OF SHARES      (%)
-----------------------------------------------------------------------------------------------------------------
HOLDERS OF 5% OR MORE
Neutron Enterprises Inc (1)                    1,450,000                  -                  1,450,000       13.1
Incubator 2, Unit G3
Technology Park Malaysia
57000 Kuala Lumpur, Malaysia


Meng Fui Cheah                                  97,000               850,000(2)             947,000(3)        8.5
Incubator 2, Unit G3,
Technology Park Malaysia
Lebuhraya Puchong-Sungei Besi, Bukit
Jalil

Dr Ahmad Mustaffa Babjee                        20,000               850,000(4)             870,000(5)        7.8
Incubator 2, Unit G3,
Technology Park Malaysia
Lebuhraya Puchong-Sungei Besi, Bukit
Jalil

Free Earth Investments Ltd. (6)                 789,550                   -                   789,550         7.1
612, Telok Blangah Road
#01-03, Fairways Condominium
Singapore

-------
Note:

(1) Neutron Enterprises Inc. is a company which is 50.1% owned by Mr. Sim Chew Gaik.

(2) Owned of record by Jerisle Ltd., of which Mr. Cheah owns 100% of the outstanding stock.

(3) Inclusive of 20,000 shares Mr Cheah has the right to acquire beneficial ownership within 60 days.

(4) Owned of record by Ambang Dinamik Sdn Bhd, of which Dr. Babjee owns 100% of the outstanding stock.

(5) Inclusive of 20,000 shares Dr. Babjee has the right to acquire beneficial ownership within 60 days.

(6) Doris Poh Heem Huang (now deceased) was the owner of Free Earth Investments Ltd. Mrs. Poh was the wife of Victor Ng, one of our directors and officers. Mr. Ng disclaims beneficial ownership of these shares. Under the will of Mrs. Poh, the only beneficiary of these shares is Ng E-Ming Joyce, the daughter of Mr. Ng and Mrs. Poh. Does not include shares which are subject to options held by Mr. Ng.

         SECURITY OWNERSHIP OF MANAGEMENT

         The following table lists the number and percentage of our outstanding shares of common stock beneficially owned, directly or indirectly, by each director and named executive officers, and by all of our directors and officers as a group as at March 31, 2000:

                                           DIRECT INTEREST       INDIRECT INTEREST        TOTAL INTEREST
SHAREHOLDERS                                NO. OF SHARES          NO. OF SHARES          NO. OF SHARES       (%)
-----------------------------------------------------------------------------------------------------------------
DIRECTORS
Thean Soon Wong (1)                           100,000               2,675,950              2,775,950        24.8
Block G, Unit G606
Phileo Damansara 1
46350 Petaling Jaya
Malaysia

Victor Ng (2)                                  78,032                 789,550                867,582          7.8
Block G, Unit G606
Phileo Damansara 1
46350 Petaling Jaya
Malaysia

Danny Teow Teck Toe                           103,473              425,000(3)               528,473          4.8
Block G, Unit G606
Phileo Damansara 1
46350 Petaling Jaya
Malaysia

Alvin Roy Granoff                              50,000                 17,000                67,000(4)         0.6
3013 Fairmount
Dallas, Texas
United States of America

George S. Bayoud                               50,000                    -                  50,000(5)         0.4
3909 Miramar Ave.
Dallas, Texas 75205
United States of America

All executive officers and directors as        381,505               3,907,500              4,289,005
a group

-----
Note:

(1) Of such shares, 2,675,950 are owned of record by Star Channel Systems Sdn Bhd, of which Mr. Wong owns 76.5% of the outstanding stock.

(2) Of such shares, 789,550 are owned of record in the name of Free Earth Investments Ltd. Doris Poh Heem Huang (now deceased) was the owner of Free Earth Investments Ltd. Mrs. Poh was the wife of Mr. Ng. Under the will of Mrs. Poh, the only beneficiary of these shares is Ng E-Ming Joyce, the daughter of Mr. Ng and Mrs. Poh. Mr. Ng disclaims beneficial ownership of these shares.

(3)      Owned of record by Mdm. Tan Sew Lan as trustee for her son, Mr. Toe

(4) Inclusive of 50,000 shares that Mr. Granoff has the right to acquire beneficial ownership of within 60 days.

(5) Inclusive of 50,000 shares that Mr. Bayoud has the right to acquire beneficial ownership of within 60 days.

We only have one class of shares which is the common stock, par value of $0.01 each.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1997, 1998 and 1999, some of our directors and shareholders made loans to us for working capital purposes. As of December 31, 1999, we owed $151,037 to Thean Soon Wong (our chairman), $24,573 to Danny Teow Teck Toe (our director), $911 to Dr. Ahmad Mustaffa Babjee (a shareholder), and $20,990 to Meng Fui Cheah (a shareholder). These loans were made to us on an interest-free basis, and have no specified repayment terms.

         With respect to our office arrangements, we use space for our Singapore offices on a rent-free basis, provided to us by a personal associate of Danny Teow Teck Toe, one of our directors. Until September 1999, we had offices in New York. Our former chairman and director allowed us to use this space on a rent-free basis.

ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

         EXHIBITS

Number            Description
------            -----------



2.       *        Plan of Reorganization incorporated by reference to the Report on Form 10-SB of Asia Media Communications, Ltd. as filed with the Commission on February 16, 1994.



3.1(a)   *        Articles of Incorporation of Sperzel-NV, Inc. incorporated by reference to the Report on Form 10-SB of Asia Media
                  Communications, Ltd. as filed with the Commission on February
                  23, 1994.



3.1(b)   *        Certificate Amending Articles of Incorporation of Sperzel-NV,
                  Inc. incorporated by reference to the Report on Form 10-SB of Asia Media Communications, Ltd. as filed with the Commission on February 23, 1994.



3.1(c)   *        Certificate of Amendment of Articles of Incorporation of
                  Sperzel-NV, Inc. incorporated by reference to the Report on Form 10-SB of Asia Media Communications, Ltd. as filed with the Commission on February 23, 1994.



3.1(d)   *        Certificate of Amendment of Articles of Incorporation of Asia
                  media Communications, Ltd. incorporated by reference to the Registration Statement on Form S-8 of MyWeb Inc.com
                  (Registration No. 333-81823) filed with the Commission on June
                  29, 1999.



3.1(e)   *        Certificate of Amendment of Articles of Incorporation of Asia
                  Media Communications, Ltd., incorporated by reference to the Registration Statement on Form SB-2 of MyWeb Inc.com, filed on
                  October 28, 1999.



3.1(f)   *        Restated Articles of Incorporation of MyWeb Inc.com,
                  incorporated by reference to the Registration Statement on Form SB-2 of MyWeb Inc.com, filed on October 28, 1999.



3.1(g)            Certificate of Correction to Restated Articles of
                  Incorporation.

3.2      *        MyWeb Inc.com's By-laws incorporated by reference to its
                  Report on Form 10-SB as filed with the Commission on February
                  16, 1994.

10.1     *        Agreement and Plan of Merger, dated March 18, 1996, by and among Asia Media Communications, Ltd., AMC Merger Co., Inc.,
                  Kremlyovskaya Group, Inc., Riccardo Franchini and Richard
                  Gaspar incorporated by reference, Ltd. to the Current Report on Form 8-K of Asia Media Communications, Ltd. (Commission
                  File No. 0-23462) filed with the Commission on April 2, 1996

10.2     *        Rescission Agreement, dated as of August 15, 1996, by and
                  among Asia Media Communications, Ltd., Kremlysovskaya Group
                  Inc., Kremlyovskaya Group NV, Riccardo Franchini, Richard
                  Gaspar, Yakov Tillman, Tadeus Tonley, Valentin Kassatkine,
                  Guerman Liberman, Youri Bychovski, Wengen Investments Ltd.,
                  Redwatch Investments Inc. SA, Safine A.G., Wallflower
                  Investments Inc., SA, Able Investments Ltd., Whitehall
                  Investments Company Inc. and Merton Trustees Limited, incorporated by reference to the Current Report on Form 8-K of Asia Media Communications, Ltd. (Commission File No. 0-23462) filed with the Commission on October 15, 1996.

10.3     *        Consulting Agreement, dated as of October 30, 1996, between
                  Asia Media Communications, Ltd. and Ian Rice, incorporated by reference to the Current Report on Form 8-K of Asia Media
                  Communications Ltd. (Commission File No. 0-23462) filed with the Commission on November 7, 1996.

10.4     *        Option Agreement, dated as of December 26, 1996, between Asia
                  Media Communication, Ltd. and AMC International Holdings,
                  Ltd., incorporated by reference to the Annual Report on Form
                  10-KSB of Asia Media Communications Ltd. (Commission File No.
                  0-23462) for the fiscal year ended December 31, 1996, filed with the Commission on December 30, 1998.

10.5     *        Written Consent of the Sole Director of AMC International
                  Holdings, Ltd. dated as of December 27, 1996, incorporated by reference to the Annual Report on Form 10-KSB of Asia Media
                  Communications Ltd. (Commission File No. 0-23462) for the fiscal year ended December 31, 1996, filed with the Commission on December 30, 1998.

10.6     *        Share Acquisition Agreement, dated December 1996, among IPC
                  Corporation, Asia Media Communications, Ltd. and AMC
                  International Holdings, Ltd., incorporated by reference to the Annual Report on Form 10-KSB of Asia Media Communications
                  Ltd. (Commission File No. 0-23462) for the fiscal year ended
                  December 31, 1996, filed with the Commission on December 30,
                  1998.

10.7     *        Letter Agreement, dated April 1, 1997, between AMC
                  International Holdings, Ltd. and IPC Corporation, incorporated by reference to the Annual Report on Form 10-KSB of Asia
                  Media Communications Ltd. (Commission File No. 0-23462) for the fiscal year ended December 31, 1996, filed with the Commission on December 30, 1998.

10.8     *        Warrant, dated August 1, 1997, to purchase 1,000,000 shares of the common stock of Asia Media Communications, Ltd. issued to Ocean Strategic Holdings Limited, incorporated by reference to the Annual Report on Form 10-KSB of Asia Media Communications
                  Ltd. (Commission File No. 0-23462) for the fiscal year ended
                  December 31, 1996, filed with the Commission on December 30,
                  1998.

10.9     *        Share Purchase Agreement, dated September 1, 1997, by and
                  between Parthanon Investment Corporation and Asia Media
                  Communications, Ltd., incorporated by reference to the Annual
                  Report on Form 10-KSB of Asia Media Communications Ltd.
                  (Commission File No. 0-23462) for the fiscal year ended
                  December 31, 1996, filed with the Commission on December 30,
                  1998

10.10    *        Acquisition Agreement, dated February 24, 1999, by and among
                  Asia Media Communications, Ltd, TecnoChannel Technologies Sdn
                  Bhd, all shareholders of TecnoChannel Technologies Sdn Bhd and
                  GEM Ventures Ltd., incorporated by reference to the Current
                  Report on Form 8-K of Asia Media Communications, Ltd.
                  (Commission File No. 0-23462), filed with the Commission on
                  March 11, 1999.

10.11    *        1999 Non-Qualified Stock Option Plan of MyWeb Inc.com,
                  incorporated by reference to the Registration Statement on Form S-8 of MyWeb Inc.com (Registration No. 333-81823), filed with the Commission on June 29, 1999.

10.12    *        Asia Media Communications, Inc. 1999 Incentive Program,
                  incorporated by reference to the Registration Statement on Form S-8 of Asia Media Communications, Ltd. (Registration No.
                  333-76289), filed with the Commission on April 14, 1999.

10.13    *        Employment Agreement, dated April 2, 1997, between T.S. Wong and TecnoChannel Sdn Bhd, incorporated by reference to the Registration Statement on Form SB-2 of MyWeb Inc.com, filed on
                  October 28, 1999.

10.14    *        Tenancy Agreement, dated April 28, 1999, by and between
                  Selekta Bakti Sdn Bhd and TecnoChannel Technologies Sdn Bhd., incorporated by reference to the Registration Statement on Form SB-2 of MyWeb Inc.com, filed on October 28, 1999.

10.15    *        Tenancy Agreement, dated April 28, 1999, by and between Woi
                  Seen Chin Enterprises Sdn Bhd and TecnoChannel Technologies
                  Sdn Bhd., incorporated by reference to the Registration
                  Statement on Form SB-2 of MyWeb Inc.com, filed on October 28,
                  1999.

10.16    *        Rental of Storage Space Agreement, dated March 16, 1999, by and between Woo Ah Lek and TecnoChannel Technologies Sdn Bhd., incorporated by reference to the Registration Statement on Form SB-2 of MyWeb Inc.com, filed on October 28, 1999.

10.17    *        Office Service Agreement, dated June 3, 1999, by and between
                  Alliance/Interoffice San Francisco, LLC and MyWeb Inc.com. , incorporated by reference to the Registration Statement on Form SB-2 of MyWeb Inc.com, filed on October 28, 1999.

10.18    *        Lease Agreement, dated April 29, 1999, by and between MyWeb
                  Asia Pte. Ltd. and Lee Wing Han, incorporated by reference to the Registration Statement on Form SB-2 of MyWeb Inc.com, filed on October 28, 1999.

10.19    *+       Binary License and Redistribution Agreement, dated March 28,
                  1999, by and between Sun Microsystems, Inc. and TecnoChannel
                  Sdn Bhd., incorporated by reference to the Registration
                  Statement on Form SB-2A of MyWeb Inc.com, filed on November
                  12, 1999.

10.20    *+       License Agreement, dated January 4, 1999, by and between
                  TecnoChannel Technologies Sdn Bhd and NetChina. , incorporated by reference to the Registration Statement on Form SB-2 of MyWeb Inc.com, filed on October 28, 1999.

10.21    *+       Memorandum of Understanding, dated March 15, 1999, by and
                  between MyWeb Inc.com and Masslink. , incorporated by reference to the Registration Statement on Form SB-2 of MyWeb
                  Inc.com, filed on October 28, 1999.

10.22    **       Agreement, dated June 16, 1999, by and between MyWeb Inc.com and Xin Hua Organization.

10.23    *+       Joint Venture Agreement, dated July 12, 1999, by and between
                  MyWeb Inc.com and Qingdao Haier Computer Co., Ltd., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.24    *+       Memorandum of Understanding, dated April 8, 1999, by and
                  between MyWeb Inc.com and Lang Chao Computer Co., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.25    *+       Service Agreement, dated January 2, 1999, by and between
                  TecnoChannel Technologies Sdn Bhd and Unilever (Malaysia)
                  Holdings Sdn Bhd., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.26    *+       Agreement, dated December 8, 1997, by and between
                  TecnoChannel Technologies Sdn Bhd and Philips Consumer
                  Electronics B.V. , incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.27    *+       Joint Venture Agreement, dated April 12, 1999, by and
                  between Asia Media Communications, Ltd and Beijing Telecom
                  Communication Ltd., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.28    *+       License Agreement, dated May 4, 1999, by and between
                  TecnoChannel Technologies Sdn Bhd and HKNet Co Ltd. , incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.29    *+       Memorandum of Understanding, dated May 19, 1999, by and
                  between MyWeb Inc.com and China Sci-Technologies International
                  Trust & Investment Co. Ltd., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.30     +       Lease Agreement, dated June 2, 1999, by and between MyWeb
                  Inc.com and Beijing Chongwen-New World Properties Development
                  Co. Ltd.

10.31    *+       Letter of Agreement, dated June 22, 1999, by and between
                  MyWeb Inc.com and Ogilvy Public Relations Worldwide., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.32   **        Cooperation Agreement, dated May 18, 1999, between SOYEA Ltd and MyWeb Inc.com

10.33    *        Agreement, dated June 28, 1999, between Ncore Technology and
                  TecnoChannel Technologies Sdn Bhd., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.34    +        Letter of Intent, dated October 25, 1999, between Infosto
                  Information Technology (Beijing) Co, Ltd. and MyWeb Internet
                  System (Beijing) Co., Ltd.

10.35    *+       Agreement, dated October 23, 1999, between TVSN China
                  (Holdings) Ltd. and MyWeb Inc.com., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.36    **       Agreement between Beijing Yin Jian and MyWeb Inc.com.

10.37     +       Agreement between Beijing Goyoyo Technology Development. Ltd.
                  and MyWeb Inc.com.

10.38    **       Agreement between Shenzhen Prosperity Systems Co. Ltd. and
                  MyWeb Inc.com.

10.39     +       Agreement between www.158.com.ch (Beijing Hairong Information
                  System Ltd.) and MyWeb Inc.com

10.40     *       Employment Agreement, dated May 1, 1999, between Danny Toe
                  Teow Teck and MyWeb Inc.com., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.41     *+      Media Relations Cooperation Agreement, dated February 23,
                  1999, between Merger Communications, Inc. and Asia Media
                  Communications Ltd., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.42             Settlement Agreement between Merger Communications, Inc. and
                  MyWeb Inc.com.

10.43    **       Media Relations Cooperation Contract, dated September 28,
                  1999, between Merger Communications, Inc. and MyWeb Inc.com.

10.44     +       Sale and Purchase Agreement dated January 3, 2000 between
                  MyWeb Inc.com and Deepa Nilkanth Mahajan for purchase of 95% of outstanding and issued shares in Easy2Bid Pte. Ltd.

10.45     +       Sale and Purchase Agreement dated January 2, 2000 between
                  MyWeb Inc.com and Tan Tian Sin and Chew Siau Fong for purchase of 13,334 shares representing 66.67% of the issued and paid-up capital of Pacific Office Supplies Sdn Bhd.

10.46     **      Co-marketing Agreement dated February 22, 2000 between MyWeb
                  Inc.com and Asia Infonet Co., Ltd.

10.47      +      License Agreement dated February 15, 2000 between MyWeb
                  Inc.com and MyWeb Americas, Inc.

10.48             [Not Used]

10.49             [Not Used]

10.50             Agreement for Bank Loan between MyWeb (Beijing) and China
                  Construction Bank

10.51             Mortgage Agreement between MyWeb (Beijing) and China
                  Construction Bank.

10.52             [Not Used]

10.53             [Not Used]

10.54             [Not Used]

10.55    **       Component Sale and Purchase Agreement, dated July 9, 1999, between Philips Singapore Pte,. Ltd. and TecnoChannel
                  Technologies Sdn Bhd.

10.56     +       Service Agreement, dated May 24, 1999, between CorpCom
                  Services Sdn Bhd and TecnoChannel Technologies Sdn Bhd.

10.57    **       Service Agreement, dated October 1, 1999, between De Flower
                  Shop and TecnoChannel Technologies Sdn Bhd.

10.58    **       Service Agreement, dated November 1, 1999, between MPH
                  Bookstores Sdn Bhd and TecnoChannel Technologies Sdn Bhd.

10.59     +       Distribution Agreement, dated July 15, 1999, between KL Mutual
                  Fund Bhd and TecnoChannel Technologies Sdn Bhd.

10.60    **       Advertising Contract, dated November 1, 1999, between GWCom
                  Information Technology (Shanghai) Co. and MyWeb (Beijing)

10.61    **       Cooperation Agreement, dated September 8, 1999, between GWCom
                  Information Technology (Shanghai) Co. and MyWeb (Beijing)

10.62     +       QNX OEM Licensing Agreement dated April 5, 2000 between QNX
                  Software Systems Ltd and TecnoChannel Technologies Sdn Bhd.

10.63 Subscription Agreement, dated March 23, 2000, for Asia Internet Assets, Inc. to subscribe for MyWeb Inc.com's common stock.

10.64             Letter, dated March 23, 2000, confirming Samsung Asia Pte.
                  Ltd.'s acceptance of MyWeb Inc.com's offer to subscribe for MyWeb Inc.com common stock.

16.      *        Letter, from Wlosek & Braverman, LLC, the Registrant's former principal accountants, to the Securities and Exchange
                  Commission pursuant to Item 304(a)(3) of Regulation S-B, incorporated by reference to the Current Report on Form 8-K of MyWeb Inc.com, filed on March 24, 2000 .

21.               Subsidiaries of the Company.

23.               Consent of Experts.

24.               Power of attorney (included on signature page hereto).

27. Financial Data Schedule for the year ending December 31, 1999, and restated for the years ending December 31, 1998 and 1997.

----------

*        Previously filed with the Commission and incorporated by reference.

**       To be filed by amendment.

+ Portions of these exhibits have been omitted pursuant to a request for confidential treatment.


         REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1999

         As previously disclosed in the Registrant's Form 8-K, dated March 22, 2000, the Registrant dismissed Wlosek & Bravemen, L.L.C. as its independent accountants and engaged Arthur Andersen as its new independent accountants, effective March 22, 2000. The Registrant's Form 8-K, dated March 22, 2000, is incorporated herein by reference.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MyWeb Inc.com


                                  By:      /s/  T. S. Wong
                                           -------------------------
                                           T.S. Wong
                                           Director and Chairman
                                           Date: April 13, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  T. S. Wong                             Director and Chairman                       April 13, 2000
---------------------------
T.S. Wong



/s/  Danny Teow Teck Toe                     Director                                    April 13, 2000
------------------------
Danny Teow Teck Toe



/s/  Victor Fook Ai Ng                       Director, Chief Financial Officer,          April 13, 2000
----------------------                       Treasurer and Secretary
Victor Fook Ai Ng



/s/  Nin Contreras                           Chief Executive Officer and                 April 13, 2000
----------------------------                 President
Nin Contreras



                                POWER OF ATTORNEY


         Each person whose signature appears above severally hereby constitute and appoint Thean Soon Wong and Victor Fook Ai Ng, and each of them, their true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them and in their names, places and steads, in any and all capacities indicated above, to sign the Annual Report on Form 10-KSB of MyWeb Inc.com for the fiscal year ending December 31, 1999 and all amendments to such Annual Report on Form 10-KSB, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform to all intents and purposes as they might or could do in person, hereby ratifying all that said attorneys-in-fact and agents, each acting alone, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                                  MYWEB INC.COM

                        CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants..................................................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998..............................................   F-3

Consolidated Statements of Operations for the years ended
     December 31, 1999 and 1998, and the nine months ended December 31, 1997.............................    F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended
     December 31, 1999 and 1998, and the nine months ended December 31, 1997..............................   F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999 and 1998, and the nine months ended December 31, 1997..............................   F-6

Notes to Consolidated Financial Statements................................................................   F-7

                          [Arthur Andersen Letterhead]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
OF MYWEB INC.COM:



         We have audited the accompanying consolidated balance sheets of MYWEB INC.COM (a Nevada corporation) and subsidiaries as of December 31, 1999, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1999 and 1998 and the nine-month period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MYWEB INC.COM and subsidiaries as of December 31, 1999, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and the nine-month period ended December 31, 1997 in conformity with the accounting principles generally accepted in the United States.



                                                                 ARTHUR ANDERSEN




Kuala Lumpur
April 13, 2000

                                  MYWEB INC.COM
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31
                   (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE)

                                                                  ----           ----          ----
                                                                  1999           1998          1997
                                                                  ----           ----          ----

ASSETS:
Current Assets:
     Cash and cash equivalents                                    2,362             --             6
     Accounts receivable                                          1,818          1,100           100
     Inventories                                                     43             --            --
     Prepared expenses and other current assets                     466              6             6
                                                                -------        -------       -------

         Total Current Assets                                     4,689          1,106           112
                                                                -------        -------       -------

Property and equipment                                              352             54            46
                                                                -------        -------       -------

                                                                                 1,160           158
                                                                  5,041
                                                                =======        =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
     Accounts payable, trade                                                       408           187
                                                                                               1,861
     Other accounts payable                                       1,369            355            27
     Due to directors                                               198             37           171
     Deferred Revenue                                                26             --            --
                                                                -------        -------       -------

Total Current Liabilities                                         3,454            800           385
                                                                -------        -------       -------

Commitments and contingencies (Note 7)                               --             --            --
Minority Interests                                                    7             --            --

Shareholders' Equity:
     Common stock, par value $0.01; authorized
100,000,000 shares;
     Issued and outstanding 11,070,135 shares in 1999 and
         and 8,500,000 in 1998 and 1997                             111             85            85

     Additional paid-in capital                                  14,749            152           (59)
     Retained earnings (deficit)                                (13,272)           123          (253)
     Other comprehensive loss                                        (8)            --            --

                                                                -------        -------       -------
     Total Shareholders' Equity                                   1,580            360          (227)
                                                                -------        -------       -------
                                                                  5,041          1,160           158
                                                                =======        =======       =======



The accompanying notes are an integral part of these consolidated balance sheets

                                  MYWEB INC.COM
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998,
                   AND THE NINE MONTHS ENDED DECEMBER 31, 1997
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNT)

                                                    1999               1998               1997
                                                 -----------        -----------       -----------

Net Revenues                                           3,512              1,311               102

Cost of revenues                                       3,530                109                --
                                                 -----------        -----------       -----------
Gross profit (loss)                                      (18)             1,202               102
                                                 -----------        -----------       -----------

Operating Expenses:
     Sales and marketing                               6,326                224                37
     Product development                               4,396                313               204
     General administration                            2,659                289               114

                                                 -----------        -----------       -----------

     Total operating expenses                         13,381                826               355
                                                 -----------        -----------       -----------

     Minority Interest                                    (4)                --                --

Net Income (Loss)                                    (13,395)               376              (253)
                                                 ===========        ===========       ===========

Income (Loss) per share, Basic and Diluted             (1.31)              0.04             (0.03)
                                                 ===========        ===========       ===========

Average number of common shares
outstanding                                       10,241,352          8,500,000         8,500,000
                                                 ===========        ===========       ===========




  The accompanying notes are an integral part of these consolidated statements

                                  MYWEB INC.COM
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998,
                   AND THE NINE MONTHS ENDED DECEMBER 31, 1997
                            (IN THOUSANDS OF DOLLARS)

                                                                                  ACCUMULATED
                                   COMMON                ADDITIONAL                  OTHER           TOTAL
                                    STOCK                  PAID IN   RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                   SHARES      AMOUNT      CAPITAL    EARNINGS   INCOME (LOSS)       EQUITY

Capitalization of                  8,500,000         85         (59)          -               -             26
TecnoChannel

Comprehensive loss
     Net Loss for 1997                                                    (253)                          (253)

Total Comprehensive income                                                                               (253)
                                   ---------    -------    ---------    -------       ---------     ----------


Balance as at December 31, 1997    8,500,000         85         (59)      (253)               -          (227)

Capital contribution                                             211                                       211

Comprehensive income
     Net Income for 1998                                                    376                            376
Total Comprehensive income                                                                                 376
                                   ---------    -------    ---------    -------       ---------     ----------
Balance as at December 31, 1998    8,500,000         85          152        123                            360

Acquisition of MyWeb Inc.com          55,356          1          (1)                                         -

Issuance of common stock             440,000          4          (4)                                         -
Issuance of common stock in        1,000,000         10                                                     10
connection with exercise of
warrants

Issuance of common stock in          526,250          5        3,775                                     3,780
connection with private
placement

Issuance of common stock in          200,000          2        1,498                                     1,500
connection with exercise of
options

Shares issued for litigation               -          -          330                                       330

Issuance of common stock in          348,529          4        6,343                                     6,347
connection with options
exercised for compensation

Compensation for stock option              -          -        2,656                                     2,656
grants

Comprehensive Loss:
Net Loss for 1999                                                      (13,395)                       (13,395)

Foreign currency translation                                                                (8)
                                                                                                           (8)

Total comprehensive loss                                                                               (13,403)
                                   ---------    -------    ---------    -------       ---------     ----------

Balance as at December 31, 1999   11,070,135        111       14,749   (13,272)             (8)          1,580
                                  ==========        ===       ======   =======              ==           =====




The accompanying notes are an integral part of these consolidated statements

                                  MYWEB INC.COM
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1999, 1998
                   AND THE NINE MONTHS ENDED DECEMBER 31, 1997
                            (IN THOUSANDS OF DOLLARS)

                                                         1999            1998           1997
                                                         ----            ----           ----
Operating Activities
     Net income (loss)                                 (13,395)           376           (253)
Reconciliation to net cash used in
operating activities
         Depreciation                                       45             12              9
         Non cash expenses                               9,333             --             --
         Minority interest in net income(loss)              (4)            --             --
         Unrealized loss on foreign exchange                --             13             --
         Loss on sale of equipment                           3             --             --

Changes in Operating Working Capital
         Accounts receivable, trade                       (705)        (1,014)          (100)
         Inventories                                       (43)            --             --
         Prepaids and other current assets                (460)            --             (6)
         Accounts payable                                2,434            550            214
         Deferred revenue                                   26             --
                                                       -------        -------        -------

         Net cash used in operating                     (2,766)           (63)          (136)
activities
                                                       -------        -------        -------

Investing Activities
     Acquisition of property and equipment                (347)           (20)           (55)
     Acquired cash in Asia Media                            11             --             --
                                                       -------        -------        -------

         Net cash used in Investing                       (336)           (20)           (55)
Activities
                                                       -------        -------        -------

Financing Activities:
     Proceeds on issuance of common stock                5,290            211             26
     Proceeds from minority shareholders                    11             --             --
     Borrowings from (repayments to) directors             163           (134)           171
                                                       -------        -------        -------

         Net cash provided by Financing                  5,464             77            197
Activities
                                                       -------        -------        -------

Increase (decrease) in cash and cash equivalents         2,362             (6)             6
Cash, beginning of year                                     --              6             --
                                                       -------        -------        -------

Cash, end of year                                        2,362             --              6
                                                       =======        =======        =======



The accompanying notes are an integral part of these consolidated statements

MYWEB INC.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999, 1998 AND 1997


NOTE 1  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         THE COMPANY. MyWeb Inc. com (the "Company") was incorporated in the state of Nevada in February 20, 1985 under the name Sperzel.-NV.Inc.

         On February 24, 1999, we completed a reverse merger with TecnoChannel Technologies Sdn Bhd ("TSB"), a privately-held Malaysian corporation, that was formed in April 1997. Through the transaction, we acquired all of the issued and outstanding capital stock of TecnoChannel Technologies, in exchange for 8,500,000 shares of our common stock. In connection with our acquisition of TecnoChannel Technologies, we issued 440,000 shares of our common stock to GEM Ventures Ltd. for its services as our financial advisor. TecnoChannel Technologies is now a wholly-owned subsidiary of MyWeb Inc.com.

         In February 1999, following our acquisition of TecnoChannel Technologies, we changed our name from Asia Media Communications, Ltd. to MyWeb Inc.com, and we revised our business plan to focus on the business of TSB. The Company currently operates the MyWeb Online Service Internet Properties which provides localized comprehensive information, communication, and shopping services to Internet users in the emerging markets in Asia.


         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of MyWeb Inc. com and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity and net loss attributable to the minority shareholder interests that are related to the Company's subsidiaries, are shown separately in the consolidated balance sheets and consolidated statements of operations, respectively. Losses in excess of the minority interest equity would be charged against the Company.


         REVENUE RECOGNITION. The Company's revenues are derived principally from the sale of banner advertising and electronic commerce including sales of set-top boxes. To date, our banner advertising commitments have ranged from one month to one year. Advertising revenues are recognized as services are performed.

         We also earn revenue on design and development work relating to the design, and integration of customers' content and links into the MyWeb Online Service media properties. These development fees are recognized as revenue once the related activities have been performed. Electronic commerce revenues are recognized when the goods are delivered. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. To date, revenues from barter transactions for design and development and electronic commerce have each been less than 10% of net revenues, accounting for approximately 1% of total revenues during the year.

         No one customer accounted for 10% or more of net revenues during 1999, except for Hangzhou Westlake Electronics Import and Export Co. Ltd which accounted for approximately 26% of total revenues during the year.


         DEFERRED REVENUE. Deferred revenue is primarily comprised of billings in excess of recognized revenue relating to sales of set-top boxes and advertising contracts.


         PROPERTY AND EQUIPMENT. Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:

         Communication equipment                     8 years
         Office equipment, furniture and fittings    5 to 10 years
         Motor vehicles                              6 years
         Electrical fittings and equipment           4 years
         Leasehold improvements                      4 years

Effective July 1, 1998, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", which requires that certain cost for the development of internal use software should be capitalized, including the cost of coding, software configuration, upgrades and enhancements. The adoption of this pronouncement did not have a material effect on our financial results.


         PRODUCT DEVELOPMENT. Costs incurred in the development and organization of information within MyWeb Online Services Properties and the development of new products and enhancements to existing products are charged to expense as incurred. Material software development costs subsequent to the establishment of technological feasibility are capitalized. Based upon our product development process, technological feasibility is established upon completion of a working model.


         ADVERTISING COSTS. Advertising costs are expensed as incurred. We do not incur any direct-response advertising costs. Advertising expense totaled approximately $951,000, $137,000 and $7,000 for 1999 ,1998 and 1997
respectively.


         CASH AND CASH EQUIVALENTS. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalent. We did not use cash to pay for interest or income taxes during any of the periods in the financial statements.


         CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The carrying amount of our cash and cash equivalents, other receivables, other assets approximate fair value. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in Asia. We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses; historically, such losses have been within management's expectations. At December 31, 1999 and 1998, no one customer accounted for 10% or more of the accounts receivable balance except Cyber-Village Pte Ltd and Hangzhou Westlake Electronics Import and Export Co. Ltd. which accounted for approximately 18% and 51% of total accounts receivable respectively.


         INCOME TAXES. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are less likely to be realized.


         STOCK-BASED COMPENSATION. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of our stock and the amount an employee must pay to acquire the stock.

          FOREIGN CURRENCY TRANSLATION AND INTERNATIONAL OPERATIONS. The local currency of each of our subsidiaries is its reporting currency. Accordingly, assets and liabilities of our wholly-owned foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included as a component of stockholders' equity. Foreign currency transaction gains and losses, which have been immaterial, are included in result of operations.


         BASIC AND DILUTED NET INCOME (LOSS) PER SHARE. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For 1999, common stock equivalents were excluded as their effects would be anti-dilutive. For 1998, there were no common stock equivalents outstanding.


         BARTER TRANSACTIONS. The Company barters advertising for products and services. Such transactions are recorded at the estimated fair value of the products or services received or given. Revenue from barter transactions is recognized when advertising is provided, and services are charged to expense when used. Barter transactions are immaterial to our statement of operations for all periods presented. In 1999, the Company entered into certain software license agreements in exchange for fair value advertising and marketing arrangements in kind. The duration of the agreements were for a period of twelve months commencing in January 1999 and May 1999. The Company has determined that the fair value of the assets/services surrendered or received in the barter transactions were not readily determinable and the book value of the asset surrendered by the Company in the barter transactions was zero. The Company has decided to show that its revenues from these barter transactions were zero.


         USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires the management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingent assets and liabilities in accompanying notes. Actual results could differ from those estimates.


         ACQUISITION. On February 24, 1999, the Company acquired 100% of the issued and outstanding capital stock of TSB in exchange for an aggregate of 8,500,000 shares of common stock. In connection with such acquisition, we issued an aggregate of 440,000 shares of its common stock to GEM Ltd. for its services as financial advisor to us.

TSB, which was formed in April 1997 and operates under the trade name, "MyWeb", has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes are marketed and sold by Philips and other third parties and include software developed by TSB. Approximately 25,000 of the boxes are installed in Malaysia and Singapore and 50,000 are installed in China. In addition, TSB has developed and provides enabling technologies to manufacturers and Internet service providers serving non-personal computer devices, (such as the set-top boxes), to enhance the functionalities of such devices. TSB also operates multiple Internet portals providing localized interactive applications, such as e-commerce, to both personal computer users and set-top box users.

The Company accounted for the acquisition as a recapitalization under a reverse acquisition procedure whereby TSB's operations and retained earnings are reported as continuous. The value of the shares issued to GEM Ltd has been charged to additional paid-in capital.

NOTE 2  BALANCE SHEET COMPONENTS (IN THOUSANDS OF DOLLARS)

Property and equipment:                                          December 31,
                                                       1999         1998           1997
                                                      ------        ------        ------
     Communication equipment                              28             4             3
     Office equipment                                    137            33            32
     Furniture & fittings                                 58            20            20
     Motor vehicles                                       40            18
     Electrical fittings & equipment                      93            --
     Leasehold improvements                               62            --
                                                      ------        ------        ------
                                                         418            75            55

Less: Accumulated depreciation                           (66)          (21)           (9)
                                                      ======        ======        ======
                                                         352            54            46
                                                      ======        ======        ======

Accrued expenses and other current liabilities:

     Accrued compensation & related expenses              18            88             4
     Accrued content, connect, other costs               646           162            23
     Accrued sales & marketing related expenses          584            99            --
     Accrued professional service expenses               121             6            --
                                                      ======        ======        ======
                                                       1,369           355            27
                                                      ======        ======        ======


NOTE 3  RELATED PARTY TRANSACTIONS

The Company presently operates from offices on a rent-free basis utilized by a director. Actual space utilization is minimal in nature and is non-reimbursable. There are no pending lease arrangements at the present time.


NOTE 4   DUE TO DIRECTORS

Amounts due to directors represent short-term non interest bearing advances, with no set repayment terms. These amounts will be repaid from operational cash flows.


NOTE 5   SHAREHOLDERS' EQUITY

COMMON STOCK

During May 1999, the Company received $900,000 upon the exercise of an option entitling the holder thereof to purchase 150,000 shares of our common stock for $6.00 per share. During May 1999, the Company completed a private placement of 526,250 of shares of our common stock. We received $3,780,000 in aggregate proceeds from the private placement. We used the proceeds to finance our expansion in China. During December 1999, the Company received a further $600,000 upon the exercise of an option entitling the holder thereof to purchase 50,000 of our shares for our common stock for $12.00 per share.


STOCK INCENTIVE PLAN

Under our Stock Incentive plans, we may grant stock options and incentive awards to executives, directors and employees to provide motivation to enhance the company's success and increase shareholder value. Incentive or non-qualified stock options granted under our plans may be exercised up to 10 years from the date the options were granted and vest over a period of up to two (2) years and certain options granted in 1999 became exercisable immediately. Option holders are required to tender cash or shares of our common stock that they already owned equal to the aggregate exercise price of the options at the time of exercise. Options outstanding under our plans may not exceed 15% of the total number of shares at any time outstanding and the total number of options that may be granted under the plans may not exceed 1,000,000 under each plan. At December 31, 1999, shares available for future awards under our plans were 547,862.

We apply APB Opinion 25 in accounting for our stock-based compensation programs. Stock-based compensation expense recognized in connection with the plan was $9.0 million for the year ended December 31, 1999 and was related to certain of our employees that we allowed to exercise their options without paying the exercise price (cashless exercise) as well as the excess of the fair value over the exercise prices of options granted which became exercisable immediately. Under APB 25, a cashless exercise is treated similar to a stock appreciation right and the excess of the fair value of the stock and the exercise price of the option is recognized as compensation expense.

Had we accounted for the options underlying our plans in accordance with SFAS 123, pro forma net loss and loss per share would have been $23.8 million and $2.32 respectively, for the year ended December 31, 1999. These pro forma amounts are based upon estimated values of the options using the Black-Scholes model with the following assumptions at the date of grant:

Expected life              10 years
Interest rate              5.5%
Volatility                 80%
Dividend yield             N/A


A summary of our stock option plan activity is as follows:

                                                           Number of Shares            Range of exercise prices
                                                           ----------------            ------------------------

Balance at January 1, 1999...........................                        -         $              -
Granted  ............................................                1,452,138         $6.00 to $12.00
Exercised............................................                (700,000)         $6.00 to $12.00
Forfeited............................................                        -         $                -

                                                           ===================
Balance at December 31, 1999.........................                  752,138         $6.00 to $12.00
                                                           ===================

NOTE 6  INCOME TAXES

The Company has total net operating loss carryforward at December 31, 1999 of approximately $13.4 million principally in international jurisdictions. A deferred asset for these amounts has not been accrued since it is less likely to be realized.

The Company's effective tax provision (benefit) differs from the amount that would have been provided using the US Federal statutory tax rate of 34%.
The difference is related to the effects of valuation allowances, net operating loss benefits and lower tax rates in international locations.


NOTE 7     COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES. During 1999, the Company entered into operating lease arrangements for its offices in China and Malaysia. Future minimum lease payments for these operating lease arrangements are approximately $80,000 for 2000. The lease arrangements expires in 2001 and certain of the agreements have a two year renewal option from the date of expiration at lease payments to be re-negotiated. Rent expense under operating leases totaled approximately $128,000, $18,000 and $11,000 during 1999, 1998 and 1997, respectively.

         LEGAL. From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the Company's email, message boards, and other communications and community features, such as claims alleging defamation and invasion of privacy. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in aggregate, a material adverse effect on the Company's financial position or results of operation.


Option agreement: Pursuant to a proposed acquisition in 1996 which was never completed, the Company had granted in the acquisition agreement its then subsidiary, AMC Holdings, an option to convert certain preference shares in the acquisition agreement to 125,000 shares of the Company's common stock. The proposed acquired company executed an agreement of forbearance whereby it was agreed to never exercise such option. As management is presently uncertain as to the legal binding effect of such an agreement upon an innocent purchaser for value, and although management believes that no shares will be required to be issued, an aggregate of 125,000 shares are reserved in the event that the Company may be forced to issue such shares in the future.


NOTE 8  SETTLEMENT CHARGES

In September 1999, we settled a dispute with a firm that we had retained to perform public relations work for us. The public relations firm claimed that we had breached our contract with it. The terms of the settlement required us to pay the public relations firm $30,000 and to issue at a later date 30,000 shares of our common stock. The aggregate cost of the settlement of $360,000 has been charged to expense. The shares were issued in the first quarter of 2000.


NOTE 9     SUBSEQUENT EVENTS

On January 6, 2000, the Company announced its acquisition of the majority interest in one of Asia's pioneer online auction companies, Singapore-based Easy2Bid Pte Ltd. Under the terms of the agreement, the Company will issue and allot to Easy2Bid Pte Ltd 6,200 ordinary shares at an agreed value of Singapore $32.26 which is equivalent to approximately $120,000 as the purchase consideration for the acquisition. The acquisition will be accounted for using the purchase method of accounting.

The Company completed a private placement of 250,000 shares of our common stock on March 23, 2000 for aggregate proceeds of $2.50 million. Under the terms of the agreement, we have received $1.00 million on April 4, 2000 and will receive a further $1.50 million in aggregate proceeds within the next 30 days. The Company has also secured another private placement of 100,000 shares of our common stock where we will receive $800,000 upon the signing of the agreement. We intend to use the proceeds to finance our operations.


NOTE 10  LOSS FOR THE YEAR 1999 AND PLAN OF OPERATION FOR YEAR 2000

During the 1999 Period, the Company recorded a net loss of $13.40 million as compared to a net income of $376,000 for the 1998 Period. The main reason for the high net loss in 1999 was due to a non-cash expense related to employee stock compensation expense of $9.0 million. Other attributable factors was the increase in sales and marketing expenses and general administrative expenses in 1999 that was greater than the increase in revenue.

However, the Company does not expect to incur any significant stock compensation expenses in 2000. Over the next 12 months, the Company plans to increase revenue from advertising and electronic commerce by increasing awareness of its web sites. The Company expects substantial cash outlay for sales and marketing as well as general administration expenses. However, the Company intends to maintain the operating expenses at a range of $3 to $4 million (unaudited) in 2000.

The Company completed a private placement of 250,000 shares of our common stock on March 23, 2000 for aggregate proceeds of $2,500,000. Under the terms of the agreement, we have received $1.0 million on April 4, 2000 and will receive a further $1.5 million 500,000 in aggregate proceeds within the next 30 days. The Company has also secured another private placement of 100,000 shares of our common stock where we will receive $800,000 upon the signing of the agreement. However, the Company is continuing to pursue leads for additional possible investors. The

Company believes that with the additional funds of $3.3 million, it will be able to meet its current expenditure requirements and achieve its business goals for the next 12 months. Any additional funds raised will determine the speed with which promotion and enhancements are pursued.

                            QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                            Quarter Ended
                                   March 31          June 30           September 30        December 31
                                   --------          -------           ------------        -----------
Net Revenues                   $        444        $        482        $      1,543        $      1,043
                               ------------        ------------        ------------        ------------


Gross profit (loss)            $         49        $        (74)       $       (239)       $        246

Net Income (Loss)              $       (256)       $       (911)       $     (2,022)       $    (10,206)
                               ------------        ------------        ------------        ------------

Income (Loss) per share        $      (0.03)       $      (0.09)       $      (0.20)       $      (0.99)
                               ------------        ------------        ------------        ------------


Average number of shares
outstanding                       9,375,743          10,126,576          10,178,243          10,241,352
                                  =========          ==========          ==========          ==========