Form 10QSB/A
period 1999-03-31
MYWEB INC COM
filed 2000-05-10
CIK 823190

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                  FORM 10-QSB/A
(MARK ONE)

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

                         COMMISSION FILE NUMBER 1-15745

                                 MY WEB INC.COM
        (Exact name of Small Business Issuer as Specified in its Charter)

              NEVADA                                          88-0207089
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

                                 Yes [x ] No [ ]

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

     Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

===============================================================================

                                                        MY WEB INC.COM
                                                         FORM 10-QSB/A
                                             FOR THE QUARTER ENDED MARCH 31, 1999


                                                                                                             PAGE
                           INDEX                                                                            NUMBER

PART I            FINANCIAL INFORMATION

Item 1            Condensed Consolidated Balance Sheets at March 31, 1999 and at December 31, 1998               3
                  Condensed Consolidated Statements of Operations for the three month periods
                    ended March 31, 1999 and March 31, 1998                                                      4

                  Condensed Consolidated Statements of Cash Flows for the three month periods
                    ended March 31, 1999 and March 31, 1998                                                      5

                  Notes to Condensed Consolidated Financial Statements                                           6

                  Pro Forma Consolidated Balance Sheet as of March 31, 1999                                      9

Item 2            Management's discussion and Analysis                                                          12

PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                                                             14
Item 2            Changes in Securities                                                                         14
Item 3            Defaults Upon Senior Securities                                                               14
Item 4            Submission of Matters to a Vote of Security Holders                                           15
Item 5            Other Information                                                                             15
Item 6            Exhibits and Reports on Form 8-K                                                              15

                                                                PART I
                                                         FINANCIAL INFORMATION


ITEM 1 FINANCIAL STATEMENTS
                                                           MY WEB INC.COM
                                            (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            (UNAUDITED)


                                                                           MARCH 31,                DECEMBER 31,
                                                                              1999                      1998
                                                                          ----------                ------------
Assets
Current Assets:
  Cash and cash equivalents                                               $  717,497                $      270
  Accounts receivable, net                                                   456,171                 1,100,492
  Prepaid expenses and other current assets                                  279,730                     6,176
                                                                          ----------                ----------
    Total Current Assets                                                   1,453,398                 1,106,938
Property and equipment, net                                                   52,787                    53,941
                                                                          ----------                ----------
                                                                          $1,506,185                $1,160,879
                                                                          ==========                ==========
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable, trade                                                 $  711,607                $  408,306
  Other accounts payable                                                     298,179                   355,287
  Due to directors                                                            22,329                    37,271
  Loans payable                                                              360,540                        --
                                                                          ----------                ----------
    Total Current Liabilities                                              1,392,655                   800,864
                                                                          ----------                ----------
Shareholders' Equity:
  Common stock, par value $.01; authorized 100,000,000 shares; issued,
   9,503,069 shares in 1999 and 8,563,069 shares in 1998; outstanding
   9,495,356 shares in 1999 and 8,500,000 in 1998                             94,954                    85,000
  Additional paid-in capital                                                 885,009                   151,842
  Retained earnings (deficit)                                               (132,712)                  123,173
                                                                          ----------                ----------
                                                                             847,251                   360,015
  Less: Treasury stock, at cost                                              733,721                        --
                                                                          ----------                ----------
    Total Shareholders' Equity:                                              113,530                   360,015
                                                                          ----------                ----------
                                                                          $1,506,185                $1,160,879
                                                                          ==========                ==========

                                                      MY WEB INC.COM
                                       (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                                     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                       (UNAUDITED)


                                                                                FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,               MARCH 31,
                                                                              1999                    1998
                                                                           ----------              ----------
Revenues:
  Net Sales (Note 7)                                                       $  436,308              $  105,462
  Interest                                                                      8,101                      --
                                                                           ----------              ----------
     Total Revenues                                                           444,409                 105,462
                                                                           ----------              ----------
Costs and Expenses:
  Cost of sales                                                               395,193                  20,739
  Sales and marketing (Note 7)                                                 41,526                  56,796
  Product development                                                          11,865                  13,035
  General administration                                                      251,710                  41,861
                                                                           ----------              ----------
     Total Costs and Expenses                                                 700,294                 132,431
                                                                           ----------              ----------
Loss before income taxes                                                     (255,885)                (26,969)

Income taxes                                                                       --                      --
                                                                           ----------              ----------
Net Loss                                                                   $ (255,885)             $  (26,969)
                                                                           ==========              ==========
Loss per share                                                             $     (.03)             $     (.00)
                                                                           ==========              ==========
Average number of common shares outstanding                                 9,375,743               8,500,000
                                                                           ==========              ==========

                                                        MY WEB INC.COM
                                           (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)


                                                                              FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,              MARCH 31,
                                                                               1999                   1998
                                                                            ---------              ---------
Cash Flows from Operating Activities:
Net loss                                                                    $(255,885)             $ (26,969)
Adjustments:
  Depreciation                                                                  1,154                  1,154
  Common stock issuance for consulting services                                 4,400                     --
Working Capital Adjustments:
  (Increase) Decrease in accounts receivable, trade                           644,321                (60,039)
  (Increase) Decrease in prepaids and other                                  (273,554)                    --
  Increase in accounts payable                                                235,345                 57,106
                                                                            ---------              ---------
  Cash Flows from Operating Activities                                        355,781                (28,748)
                                                                            ---------              ---------
Cash Flows from Investing Activities:
  Acquisition of property and equipment                                            --               ( 17,614)
  Acquired cash in Asia Media                                                  10,848                     --
                                                                            ---------              ---------
  Cash Flows From Investing Activities                                         10,848                (17,614)
                                                                            ---------              ---------
Cash Flows from Financing Activities:
  Proceeds on issuance of common stock                                          5,000                210,526
  Repayments on due to directors                                              (14,942)              (168,938)
  Proceeds of loans payable                                                   360,540                     --
                                                                            ---------              ---------
  Cash Flows from Financing Activities                                        350,598                 41,588
                                                                            ---------              ---------
Increase (Decrease) in cash and cash equivalents                              717,227                 (4,774)
Cash balance, beginning                                                           270                  5,656
                                                                            ---------              ---------
Cash balance, end                                                           $ 717,497              $     882
                                                                            =========              =========
Supplementary Data:
  Interest income received in operations                                    $   8,101              $      --
                                                                            =========              =========

                                 MY WEB INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The accompanying financial statements report the consolidated accounts of My Web Inc.com, (formerly Asia Media Communications, Ltd.) and its newly acquired subsidiary, TecnoChannel Technologies Sdn. Bhd., (a Malaysian corporation). Pursuant to the acquisition described in Note 4 hereto, the Company has treated the transaction as a reverse acquisition and accordingly, has reported TecnoChannel Technologies' 1998 statements as continuous. The Company was incorporated on February 20, 1985 pursuant to the laws of the State of Nevada, and presently has its administrative office located in New York and operations offices in Kuala Lumpur and Beijing.


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


NOTE 3: ACQUISITION

On February 24, 1999, the Company acquired 100% of the issued and outstanding capital stock of TecnoChannel Technologies Sdn. Bhd., a Malaysian corporation, ("TSB"), in exchange for an aggregate of 8,500,000 shares of common stock. In connection with such acquisition, the Company issued an aggregate of 440,000 shares of its common stock to GEM Ltd. for its services as financial advisor to the Company.

TSB, which was formed in April, 1997 and operates under the trade name, "My Web" has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes are marketed and sold by Philips and include software developed by TSB and Sun Microsystems. Approximately 15,000 of the boxes are installed in Malaysia and Singapore. In addition, TSB has developed and provides enabling technologies to manufacturers and Internet service providers serving non-personal computer devices, (such as the set-top boxes), to enhance the functionalities of such devices. TSB also operates the My Web Online Service which is an Internet portal providing interactive applications, such as e-commerce, to both personal computer users and set-top box users.

The Company accounted for the acquisition as a purchase under a reverse acquisition procedure whereby TSB's operations and retained earnings are reported as continuous.

                                 MY WEB INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4: EXERCISES OF COMMON STOCK WARRANT

In February 1999, Ocean Strategic Holdings Limited ("OSHL"), exercised its right to purchase 500,000 common stock shares at $.01, per share pursuant to a warrant to purchase up to 1,000,000 common shares acquired in August, 1997 for an aggregate consideration of $50,000 in cash. On April 1, 1999, OSHL exercised its right under such warrant to purchase an additional 400,000 common shares at $.01 per share.


NOTE 5: SUBSEQUENT EVENTS

Private placement completion:

In May 1999, the Company completed a private placement for the sale of 526,250 shares of its common stock with aggregate proceeds amounting to $3,780,000. The Company intends to utilize these funds in the future development of the business described in the acquisition above.


Exercise of stock option:

In May 1999, a non-qualified stock option under the Company's 1999 Incentive Program described in Note 7 below was granted and exercised to purchase 150,000 shares of the Company's common stock at $6.00 per share, or an aggregate of $900,000.


NOTE 6: COMMITMENTS AND CONTINGENCIES

Licensing Agreement:

The Company entered into separate Licensing Agreements (the "Licensing Agreements") (which were barter transactions) with two Internet Service Providers ("ISPs"), one in Hong Kong and one in China. Under the Licensing Agreements with the ISPs, the Company agreed to license its "ThunderServe" software to these two ISPs. Each of the fees for licensing the software to the two ISPs was based on negotiation between the two parties and documented in the agreements signed by both parties thereto. In return, these two ISPs ensured that their Internet subscribers would be directed to the MyWeb web sites/portals upon connecting to the Internet. The consideration for directing their subscribers to the MyWeb web site was also agreed between the Company and the two ISPs in the amount of US$3.0 million per annum each.

                                 MY WEB INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Option agreement:

Pursuant to a proposed acquisition in 1996 which was never completed, the Company had granted its then subsidiary, AMC Holdings, an option to convert certain preference shares in the acquisition agreement to 125,000 shares of the Company's common stock. The proposed acquired company executed an agreement of forbearance whereby it was agreed to never exercise such option. As management is presently uncertain as to the legal binding effect of such agreement upon an innocent purchaser for value and although management believes that no shares will be required to be issued, an aggregate of 125,000 shares are reserved in the event that the Company may be forced to issue such shares in the future.


Agreement:

The Company executed a public relations consulting agreement which has a six month term to provide such services as defined therein. The Company is charging approximately $327,000 of advanced fee over the agreement term. Approximately $272,000 is deferred as of March 31, 1999 and will be charged to operations over the five remaining months. Such fees include the preparation of product and corporate literature, as well as services related to media distribution.


1999 Incentive Program:

In February 1999, the Company's stockholders approved the adoption of the Company's 1999 Incentive Program (the "Program") pursuant to which various types of awards may be made. The aggregate number of common stock shares that may be issued or transferred under the Program is 1,000,000 subject to certain adjustments, provided that no award may be made under the Program that would bring the total of all outstanding awards under the Program to more than 15% of the total common stock shares then outstanding. No awards under the Program were made during the three months ended March 31, 1999. An award was made and exercised in May 1999. See Note 5 above.


NOTE 7: CORRECTION OF AN ERROR IN ACCOUNTING FOR BARTER TRANSACTIONS

In January 1999, the Company entered into a software license agreement in exchange for fair value advertising and marketing arrangements in kind. The duration of this agreement was for a period of twelve months. The revenue from this barter transaction and corresponding sales and marketing expenses that was previously recorded in the three month period ended March 31, 1999 amounted to $750,000. The Company has determined that the fair value of the assets/services surrendered or received in the barter transaction was not readily determinable and the book value of the assets surrendered by the Company in the barter transaction was zero. The Company has therefore decided to show that its revenue from this barter transaction and its corresponding sales and marketing expenses were zero. There was however no effect on the net loss and loss per share for the three month period ended March 31, 1999 as a result of this reversal.

                                 MY WEB INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
            PRO FORMA CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1999


The Company's unaudited pro forma consolidated balance sheet as of March 31, 1999 gives effect to subsequent transactions which have a bearing on the historical consolidated statement reported in the accompanying 10-QSB/A. The Company is reporting the completion, in May, 1999, of a private placement in the sale of 526,250 shares of common stock as a result of which the Company received total proceeds of $3,780,000, exercise of an option to purchase 150,000 shares of the Company's common stock at $6.00 per share as a result of which the Company received total proceeds of $900,000 and the exercise of a warrant to purchase 400,000 shares of the Company's common stock at $.01 per share or a total of $4,000. The pro forma information is not necessarily indicative of the results that would have been reported had such events occurred during the period specified nor is it indicative of the Company's future results.


                                                        MY WEB INC.COM
                                          (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                                             PRO-FORMA CONSOLIDATED BALANCE SHEET
                                                     AS OF MARCH 31, 1999
                                                         (UNAUDITED)


                                                                              PRO-FORMA ADJUSTMENTS
                                                  HISTORICAL                                                      PRO-FORMA
                                                 CONSOLIDATED                DR                  CR              CONSOLIDATED
                                                 ------------          -------------        -------------        ------------
Assets
Current Assets:
                                                                       [2]   900,000
                                                                       [1] 3,419,460
  Cash and cash equivalents                        $  717,497              [3] 4,000                              $5,040,957
  Accounts receivable                                 456,171                                                        456,171
  Prepaid expenses & other                            279,730                                                        279,730
                                                   ----------          -------------        -------------         ----------

    Total Current Assets                            1,453,398              4,323,460                               5,776,858
Property & Equipment                                   52,787                                                         52,787
                                                   ----------          -------------        -------------         ----------
                                                   $1,506,185              4,323,460                              $5,928,645
                                                   ==========          =============                              ==========
Liability and Shareholders' Equity
Current Liabilities:
  Accounts payable                                 $  711,607                                                     $  711,607
  Other accounts payable                              298,179                                                        298,179
  Due to directors                                     22,329                                                         22,329
  Loans payable                                       360,540            [1] 360,540                                      --
                                                   ----------          -------------        -------------         ----------
    Total Current Liabilities                       1,392,655                360,540                               1,032,115
                                                   ----------          -------------        -------------         ----------
Shareholders' Equity:
                                                                                                [3] 4,000
                                                                                                [2] 1,500
    Common Stock                                       94,954                                   [1] 5,263            105,717
    Additional Paid in Capital                        885,009                                 [2] 898,500          5,558,246
                                                                                            [1] 3,774,737
  Retained earnings (deficit)                        (132,712)                                                      (132,712)
                                                   ----------          -------------        -------------         ----------
                                                      847,251                     --            4,684,000          5,531,251
  Less: Treasury Stock                               (733,721)                                                      (733,721)
                                                   ----------          -------------        -------------         ----------
    Total Shareholders Equity                         113,530                     --            4,684,000          4,797,530
                                                   ----------          -------------        -------------         ----------
                                                   $1,506,185                360,540            4,684,000         $5,829,645
                                                   ==========          =============        =============         ==========


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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB/A.


Overview

The Company was inactive during 1998 and until February 1999 when it acquired all of the capital stock of TecnoChannel Technologies Sdn, Bhd., a Malaysian corporation ("TSB").

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


Results of Operations

Total revenues were $444,409, including $8,101 of interest income, for the three-month period ended March 31, 1999 (the "1999 Period") and $105,462 for the three-month period ended March 31, 1998 (the "1998 Period"), an increase of 321%. Such increase was primarily attributable to the commencement of sales of TSB's products and services in late fiscal 1997, the introduction of e-commerce in the 1999 period and reflects gaining of acceptance in the market place for such products and services. No customer accounted for more than 10% of total revenues during the 1999 Period except for Pemasaran Jaya Mas, Saw Beng Swee, Visan Holdings, The Action Station and Elemkay Resources Sdn Bhd.

Cost of sales increased from $20,739 in the 1998 Period to $395,193 in the 1999 Period, an increase of 1,806%. Such increase reflects the corresponding increase in sales in the 1999 Period and the expansion of services offered in the 1999 period.

Gross profit on sales decreased from $84,723 in the 1998 Period to $41,115 in the 1999 Period, a decrease of 51%.

Total operating expenses increased from $111,692 in the 1998 Period to $305,101 in the 1999 Period, an increase of 173%.

Selling expenses decreased from $56,796 in the 1998 Period to $41,526 in the 1999 Period, a decrease of 27%. Such decrease is attributable to TSB's promotion and marketing activities during the 1998 Period in connection with the launching of the set top boxes.

General and administrative expenses increased from $41,861 in the 1998 Period to $251,710 in the 1999 Period, an increase of 501%. Such increase is primarily attributable to the expansion of TSB's operations during the 1999 Period, as well as fees incurred during the 1999 Period for financial public relations.


Liquidity and Capital Resources

As of March 31, 1999, the Company's principal sources of liquidity consisted of cash in the amount of $717,497 and net accounts receivable of $456,171.

In May 1999, a non-qualified stock option to purchase 150,000 shares of the Company's common stock at $6.00 per share was exercised resulting in proceeds to the Company of $900,000. Also in May 1999, the Company completed a private placement of an aggregate of 526,250 shares of common stock for total proceeds of $3,780,000.


Forward Looking Statements

This Form 10-QSB/A and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively, the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None


ITEM 2. CHANGES IN SECURITIES

1. On February 24, 1999, Registrant issued an aggregate of 8,500,000 shares of its common stock to15 individuals and entities in exchange for all of the issued and outstanding capital stock of TecnoChannel Technologies Sdn. Bhd., a Malaysian corporation, owned by such individuals and entities. All of such individuals and entities were accredited investors as defined in Regulation D. The shares were issued in reliance on the exemption from the registration under Section 4(2) of the Securities Act of 1933, as amended ("the Act"). Appropriate legends were affixed to the share certificates in such transaction and all of the recipients had access to information regarding the Registrant.

2. On February 24, 1999, Registrant issued an aggregate of 440,000 shares of its common stock to GEM Ltd. as compensation for certain financial advisory services rendered in connection with the acquisition described in Paragraph 1 above. The shares were issued in reliance on Regulation S and an appropriate legend was affixed to the share certificate issued in such transaction.

3. On February 25, 1999, Registrant issued an aggregate of 500,000 shares of its common stock to Ocean Strategic Holdings Limited ("OSHL") pursuant to the exercise of a warrant acquired by OSHL in August 1997, for an aggregate consideration of $5,000. The warrant and the shares issued upon exercise thereof were issued in reliance upon Regulation S.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the Company's stockholders was held on February 23, 1999, at which shareholders approved an amendment to the Company's Articles of Incorporation to effect a one for 100 reverse split of the Company's outstanding common stock and the adoption of the Company's 1999 Incentive Program. Holders of 3,656,667 shares of the Company's common stock voted in favor of such matters and no holders voted against or abstained on such matters. Details on such matters are described in the Company's Revised proxy statement filed on February 4, 1999.


ITEM 5. OTHER INFORMATION

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

          (i) On March 11, 1999, the Company filed a report on Form 8-K reporting the acquisition of all of the capital stock of TecnoChannel Technologies Sdn. Bhd., a Malaysian corporation, and the related change in control.

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



                                        MY WEB INC.COM
                                        (Registrant)


Date: May 3, 2000                       By:  /s/  Victor Fook Ai Ng
                                            ---------------------------------
                                            Victor Fook Ai Ng
                                            Director, Chief Financial Officer
                                            Treasurer and Secretary