Form 10QSB/A
period 1999-06-30
MYWEB INC COM
filed 2000-05-10
CIK 823190

================================================================================


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

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    -----------

                         COMMISSION FILE NUMBER 1-15745


                                 MY WEB INC.COM
        (Exact name of Small Business Issuer as Specified in its Charter)

                  NEVADA                                         88-0207089
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

                                  ------------

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X   No
                                     -----    -----

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  X   No
   -----    -----


================================================================================

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 1999, the registrant had 10,671,606 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No  X
   -----   -----

                                                                                                      Page
                  INDEX                                                                              Number
PART I        FINANCIAL INFORMATION

Item 1         Condensed Consolidated Balance Sheets at June 30, 1999 and at December 31,              3
                1998
               Condensed Consolidated Statements of Operations for the three month periods             4
                ended June 30, 1999 and June 30, 1998 and the six month periods ended June 30, 1999 and June 30, 1998
               Condensed Consolidated Statements of Cash Flows for the six month periods               5
                ended June 30, 1999 and June 30, 1998
               Notes to Condensed Consolidated Financial Statements                                    6

Item 2         Management's Discussion and Analysis                                                    10

PART II       OTHER INFORMATION

Item 1         Legal Proceedings                                                                       15
Item 2         Changes in Securities                                                                   15
Item 3         Defaults Upon Senior Securities                                                         16
Item 4         Submission of Matters to a Vote of Security Holders                                     16
Item 5         Other Information                                                                       16
Item 6         Exhibits and Reports on Form 8-K                                                        16

Certain statements under the caption "Management's Discussion and Analysis" and elsewhere in this Form 10-QSB/A constitute "forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions; competition; political changes in international markets; operating costs; costs of capital equipment; changes in foreign currency exchange rates; changes in business strategy or expansion plans; quality of management; availability, terms and development of capital; fluctuating interest rates; and other factors referenced in this Form 10-QSB/A.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   June30,        December
                                                                    1999          31, 1998
Assets
Current Assets:

Cash and cash equivalents                                       $ 3,815,517    $      270
Accounts receivable, net                                            430,541     1,100,492
Inventories                                                          43,338            --
Prepaid expenses and other current assets                           359,163         6,176
                                                                -----------    ----------
Total Current Assets                                              4,648,559     1,106,938
                                                                -----------    ----------
Property and equipment, net                                         188,248        53,941
                                                                -----------    ----------
                                                                $ 4,836,807    $1,160,879
                                                                ===========    ==========
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable, trade                                         $   585,905    $  408,306
Other accounts payable                                              288,129       355,287
Due to directors                                                     75,162        37,271
                                                                -----------    ----------
Total Current Liabilities                                           949,196       800,864
                                                                ===========    ==========
Shareholders' Equity:
Common stock, par value $.01; authorized 100,000,000
 shares; issued, 10,679,319 shares in 1999 and 8,563,069
 shares in 1998; outstanding 10,671,606 shares in 1999
 and 8,500,000 in 1998                                              106,717        85,000
Additional paid-in capital                                        5,558,247       151,842
Retained earnings (deficit)                                      (1,043,577)       23,173
Currency translation adjustment                                         (55)           --
                                                                -----------    ----------
                                                                  4,621,332        60,015
Less: Treasury stock, at cost                                       733,721            --
                                                                -----------    ----------
Total Shareholders' Equity                                        3,887,611        60,015
                                                                -----------    ----------
                                                                $ 4,836,807    $1,160,879
                                                                ===========    ==========

                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                     For the Three Months          For the Six Months
                                            Ended                         Ended
                                    June 30,      June 30,        June 30,       June 30,
                                     1999           1998            1999           1998
                                  -----------    ----------     -----------     ----------
Revenues:

Net Sales (Note 7)                $   448,326    $  149,534     $   884,634     $  254,996
Interest and other                     33,600            --          41,701             --
                                  -----------    ----------     -----------     ----------
Total Revenues                        481,926       149,534         926,335        254,996
                                  -----------    ----------     -----------     ----------
Costs and Expenses:
Cost of sales                         555,630        36,434         950,823         57,173
Sales and marketing (Note 7)          425,730        29,454         467,256         86,250
Product development                    96,502        14,670         108,367         27,705
General administration                314,929        44,319         566,639         86,180
                                  -----------    ----------     -----------     ----------
Total Costs and
Expenses                            1,392,791       124,877       2,093,085        257,308
                                  -----------    ----------     -----------     ----------
Income (Loss) before
 income  taxes                       (910,865)       24,657      (1,166,750)        (2,312)
Income taxes                               --            --              --             --
                                  -----------    ----------     -----------     ----------
Net Income (Loss)                 $  (910,865)   $   24,657     $(1,166,750)    $   (2,312)
                                  ===========    ==========     ===========     ==========
Income (Loss) per share           $      (.09)   $      .00     $      (.12)    $     (.00)
                                  ===========    ==========     ===========     ==========
Average number of
 common shares
 outstanding                       10,126,576     8,500,000      10,126,576      8,500,000
                                  ===========    ==========     ===========     ==========

                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    For the Six Months Ended
                                                           June 30,
                                                       1999          1998
                                                    -----------    ---------
Cash Flows from Operating Activities:
Net income (loss)                                   $(1,166,750)   $  (2,312)
Adjustments:
Depreciation                                              8,684        5,967
Currency exchange -- unrealized                           1,450           --
Common stock issuance for
 consulting services                                      4,400           --
Disposition of equipment                                  3,251           --
Working Capital Adjustments:
(Increase) Decrease in inventories                      (43,338)          --
(Increase) Decrease in accounts
 receivable, trade                                      670,258      (90,503)
(Increase) Decrease in prepaids
 and other                                             (352,702)          --
Increase in accounts payable                            112,954       61,219
                                                    -----------    ---------
Cash Flows from Operating Activities                   (761,793)     (25,629)
                                                    -----------    ---------
Cash Flows from Investing Activities:
Acquisition of property and equipment                  (146,232)     (19,444)
Acquired cash in Asia Media                              10,848           --
                                                    -----------    ---------
Cash Flows from Investing Activities                   (135,384)     (19,444)

Cash Flows from Financing Activities:
Proceeds on issuance of common stock                  4,690,000      210,526
Repayments on due to directors                           22,424     (157,835)
                                                    -----------    ---------
Cash Flows from Financing Activities                  4,712,424       52,691

Increase in cash and cash equivalents                 3,815,247        7,618
Cash balance, beginning                                     270        5,656
                                                    -----------    ---------
Cash balance, end                                   $ 3,815,517    $  13,274
                                                    ===========    =========
Supplementary Data:
Interest income received in operations              $    40,423    $      --
                                                    ===========    =========

                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The accompanying financial statements report the consolidated accounts of My Web Inc.com, (formerly Asia Media Communications, Ltd.) and its newly acquired subsidiary, TecnoChannel Technologies Sdn. Bhd., (a Malaysian corporation). Pursuant to the acquisition described in Note 4 hereto, the Company has treated the transaction as a reverse acquisition and, accordingly, has reported TecnoChannel Technologies' 1998 statements as continuous. The Company was incorporated on February 20, 1985 pursuant to the laws of the State of Nevada, and presently has its principal office located in Malaysia, and other offices in New York, San Francisco, California, and Beijing, China.


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


NOTE 3: ACQUISITION

On February 24, 1999, the Company acquired 100% of the issued and outstanding capital stock of Tecnochannel Technologies Sdn. Bhd., a Malaysian Corporation, ("SB"), in exchange for an aggregate of 8,500,000 shares of common stock. In connection with such acquisition, the Company issued an aggregate of 440,000 shares of its common stock to GEM Ltd. for its services as financial advisor to the Company.

TSB, which was formed in April, 1997 and operates under the trade name, "My Web", has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes are marketed and sold by Philips and include software developed by TSB. Approximately 18,000 of the boxes are installed in Malaysia and Singapore. In addition, TSB has developed and provided enabling technologies to manufacturers and Internet service providers serving non-personal computer devices, (such as the set-top boxes), to enhance the functionalities of such devices. TSB also operates the My Web Online Service which is an Internet portal providing interactive applications, such as e-commerce, to both personal computer users and set-top box users.

The Company accounted for the acquisition as a purchase under a reverse acquisition procedure whereby TSB's operations and retained earnings are reported as continuous.

                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4: CERTAIN TRANSACTIONS


Private placement completion:

In May 1999, the Company completed a private placement for the sale of 526,250 shares of its common stock with aggregate proceeds amounting to $3,780,000. The Company intends to utilize these funds in the future development of the business described in the acquisition above.


Exercise of option and warrant

In May 1999, a non- qualified stock option under the Company's 1999 Incentive Program described in Note 6 below was granted and exercised to purchase 150,000 shares of the Company's common stock at $6.00 per share, or an aggregate of $900,000.

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


NOTE 5: COMMITMENTS AND CONTINGENCIES


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


1999 Non-Qualified Stock Option Plan:

In June, 1999, the directors of the Company adopted the 1999 Non-Qualified Stock Option Plan ("the Plan") pursuant to which only non-qualified stock option may be granted. The aggregate number of common stock shares that may be issued or transferred under the Plan is 1,000,000, subject to certain adjustments, provided that no option may be granted under the plan that would bring the total of all outstanding options under the Plan to more than 15% of the total of common shares at the time outstanding. As of the current date, no options have been granted under this Plan.

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


NOTE 7: CORRECTION OF AN ERROR IN ACCOUNTING FOR BARTER TRANSACTIONS

In January and May 1999, the Company entered into two software license agreements in exchange for fair value advertising and marketing arrangements in kind. Each of these agreements was for a period of twelve months. The revenue from these barter transactions and corresponding sales and marketing expenses that was previously recorded in the three month period ended June 30, 1999 (the "1999 Second Quarter") and the six month period ended June 30, 1999 (the "1999 Period") amounted to $1,250,000 and $2,000,000 respectively. The Company has determined that the fair value of the assets/services surrendered or received in these barter transactions was not readily determinable and the book value of the assets surrendered by the Company in these barter transactions was zero. The Company has therefore decided to show that its revenue from these barter transactions and its corresponding sales and marketing expenses were zero. There was however no effect on the net loss and loss per share for the 1999 Second Quarter and the 1999 Period as a result of this reversal.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB/A.


Overview

The Company was inactive during 1998 and until February 1999, when it acquired all of the capital stock of TecnoChannel Technologies Sdn. Bhd., a Malaysian corporation ("TSB").

TSB, which was formed in April 1997 and operates under the trade name, "My Web", has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes are marketed and sold by Philips Consumer Electronics, and include software developed by TSB. Approximately 18,000 of the boxes have been installed in Malaysia and Singapore. In addition, TSB has developed and provides enabling technologies to manufacturers and Internet service providers serving non-personal computer devices (such as the set-top boxes) to enhance the functionalities of such devices. TSB also operates the My Web Online Service which is an Internet portal providing interactive applications, such as e-commerce, to users of both personal computers (PC) and set-top boxes.

The Company's current business plan is to devote all of its resources to the development and expansion of TSB's business in China and other emerging market countries where the cost of PCs, the principal alternative connection to the internet, is substantially higher than the Company's set-top boxes.

As discussed below, the three months period ended June 30, 1999 was characterized by increased revenues offset by increased expenses incurred in connection with the Company's entry into China. The Company believes it is well placed to capture a portion of the Internet users in China through the deployment of the set-top boxes, as they offer easy and affordable Internet access compared to PCs whose prices remain high relative to average income levels. The Company has entered into strategic alliances with local Chinese partners, i.e., manufacturers, content providers and Internet Service Providers, for the deployment of the set-top boxes, and for MyWeb's localized portal site in China. The Company has also embarked on an aggressive brand building strategy in China that has resulted in an increase in expenses primarily relating to the cost of acquiring Internet users in China and advertising and promoting the My Web brand. The Company expects to continue to incur losses during the rollout of its products and services in China.

COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 30, 1999 TO THE THREE MONTH PERIOD ENDED JUNE 30, 1998 AND THE THREE MONTH PERIOD ENDED MARCH 31, 1999


Total Revenue

Revenues were $481,926 including $33,600 of interest and other income, in the three month period ended June 30, 1999 (the "1999 Second Quarter") compared to $444,409 , including $8,101 of interest income, in the three month period ended March 31, 1999 (the "1999 First Quarter"), and $149,534 in the three month period ended June 30, 1998 (the "1998 Second Quarter"). The increase in revenues in the 1999 Second Quarter as compared to the 1999 First Quarter was primarily due to e-commerce transactions. The increase in revenues in the 1999 Second Quarter as compared to the 1998 Second Quarter was primarily due to e-commerce transactions, which commenced in 1999. No customer accounted for more than 10% of total revenues during the 1999 Second Quarter except for Pemasaran Jaya Mas, Saw Beng Swee, Visan Holdings, Sunshine Beauty Marketing and Multivalue Marketing. No customer accounted for more than 10% of total revenues during the 1998 Second Quarter except for Philips Consumer Electronics (and subsidiaries thereof), which accounted for approximately 56% of total revenues during such quarter.


Cost of Revenues

Cost of revenues were $555,630 in the 1999 Second Quarter compared to $395,193 in the 1999 First Quarter, and $36,434 in the 1998 Second Quarter. The increase in cost of revenues of 41% in the 1999 Second Quarter compared to the 1999 First Quarter was due to an increase in cost of goods for e-commerce transactions and software licensing costs. The increase in cost of revenues of 1,425% in the 1999 Second Quarter as compared to the 1998 Second Quarter was also primarily due to the cost of goods for e-commerce transactions and the increase in software licensing costs.


Total Operating Expenses

Total operating expenses were $837,161 in the 1999 Second Quarter compared to $305,101 in the 1999 First Quarter and $88,443 in the 1998 Second Quarter. The increase was primarily attributable to an increase in sales and marketing expenses to $425,730 in the 1999 Second Quarter from $41,526 in the 1999 First Quarter, an increase of 925%, and from $29,454 in the 1998 Second Quarter, an increase of 1,345%.

Sales and marketing expenses consisted primarily of employee compensation, and advertising and other promotion/marketing related expenses. The increase in absolute dollars from the 1999 First Quarter and 1998 Second Quarter is primarily attributable to an increase in personnel, the costs associated with the Company's aggressive brand-building strategy in China and an increase in advertising and promotion/marketing related expenses.

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

General administration expenses increased 25% from $251,710 in the 1999 First Quarter to $314,929 in the 1999 Second Quarter, and increased 610% from $44,319 in the 1998 Second Quarter. General administration expenses consist primarily of employee compensation and fees for professional services, and the increase in absolute dollars is primarily a result of an increase in personnel and increased fees for professional services during the 1999 Second Quarter.


Net Profit (Loss)

The Company recorded a net loss of $910,865 or $0.09 per share for the 1999 Second Quarter compared to a net loss of $255,885 or $0.03 per share for the 1999 First Quarter. The increase in net loss was primarily attributable to the increase in cost of revenues, advertising and promotion/marketing related expenses, and investments in the Company's brand-building strategy in China. This was offset by the increase in revenue in the 1999 Second Quarter compared to the 1999 First Quarter.

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

COMPARISON OF THE SIX MONTHS PERIOD ENDED JUNE 30, 1999 TO THE SIX MONTHS PERIOD ENDED JUNE 30, 1998


Total Revenue

Revenue increased from $254,996 in the six months period ended June 30, 1998 (the "1998 Period") to $926,335 in the six months period ended June 30, 1999 (the "1999 Period"), an increase of 263%. This increase was attributable to e-commerce transactions, which commenced in 1999. No customer accounted for more than 10% of total revenue during the 1999 Period except for Pemasaran Jaya Mas, Saw Beng Swee, Visan Holdings and Sunshine Beauty Marketing. One customer, Philips Consumer Electronics (and subsidiaries thereof), accounted for approximately 33% of revenue during the 1998 Period.


Cost of Revenue

Cost of revenue increased from $57,173 in the 1998 Period to $950,823 in the 1999 Period, an increase of 1,563%. The increase in cost of revenue was primarily due to the cost of goods for the e-commerce transactions in the 1999 Period and an increase in general administration expenses from $86,250 in the 1998 Period to $566,639 in the 1999 Period.


Total Operating Expenses

Total operating expenses increased 471% from $200,135 in the 1998 Period to $1,142,262 in the 1999 Period. The increase was primarily attributable to an increase in sales and marketing expenses from $86,250 in the 1998 Period to $467,256 in the 1999 Period, an increase of 442%, and an increase in general administration expenses from $86,180 in the 1998 Period to $566,639 in the 1999 Period, an increase of 558%.

The sales and marketing expenses consists primarily of advertising and other promotion/marketing related expenses. The increase in absolute dollars from the 1998 Period is primarily attributable to the costs associated with the Company's brand-building strategy in China and an increase in advertising and promotion/marketing related expenses.

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

Net Loss

The Company recorded a net loss of $1,166,750 or $0.12 per share for the 1999 Period compared to net loss of $2,312 or $0.00 per share for the 1998 Period. The net loss in the 1999 Period was primarily attributable to the increase in cost of revenues, general administration expenses, advertising and promotion/marketing related expenses and investments in the Company's brand-building strategy in China. This was offset by the increase in revenue in the 1999 period compared to the 1998 period.


Liquidity and Capital Resources

At June 30, 1999, the Company had cash and cash equivalents totaling $3,815,517 compared to $13,274 at June 30, 1998. For the six months ended June 30, 1999, cash used in operating activities of $761,793 was primarily due to the net loss of $1,166,750 for the 1999 Period.

Cash used in investing activities was $135,384 for the 1999 Period compared to $19,444 for the 1998 Period. The capital expenditures of $146,232 for the 1999 Period consisted of the purchase of computer hardware and software, and other office equipment.

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

2. In May 1999, Registrant completed a private placement of its common stock to 13 accredited investors. Registrant issued an aggregate 526,250 of its common stock for aggregate cash proceeds of $3,780,000. The shares were issued to the following investors:

                                Number of shares
Name of investor                   Purchased               Amount invested
----------------                ----------------           ---------------
Tao Ying                                500                  $    3,000
Alvin Granof                         14,000                      84,000
Jonathan A. Kaye                      1,000                       6,000
Ah Kee Tay                           10,000                      60,000
John Lim Kok Min                     20,000                     120,000
PT Portola Konsultindo              204,250                   1,528,000
Tee-Jin Gan                          50,000                     420,000
Michael Tee-Kian Gan                 50,000                     500,000
Soo Keok Ong                         50,000                     300,000
Cheah Meng Fui                       77,000                     462,000
Lee Wai Ping                         10,000                      60,000
Zhang Hui Quan                        1,500                       9,000
Xu Hui                               38,000                     228,000

     The foregoing issuance were deemed exempt from registration under the Securities Act of 1933, as amended ("the Act"), in reliance on Section 4(2) of the Act and Rule 506 of Regulation D, as transactions by an issuer not involving any public offering. The foregoing investors represented that they were accredited investors and that they were acquiring the shares for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates and all investors had adequate access to information about Registrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On April 7, 1999, the Company mailed an information statement to shareholders advising them that holders of not less than 50.1% of the Company's then outstanding shares of common stock had approved an amendment to the Company's Articles of Incorporation to effect a change in the Company's name from Asia Media Communications, Ltd. to My Web Inc.com. Such action was taken on April 28,1999.


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