Form 10QSB/A
period 1999-09-30
MYWEB INC COM
filed 2000-05-10
CIK 823190

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

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                         COMMISSION FILE NUMBER 1-15745

                                 MY WEB INC.COM
        (Exact name of Small Business Issuer as Specified in its Charter)

                 NEVADA                                   88-0207089
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

Yes     No  X
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

     Transitional Small Business Disclosure Format (check one):

Yes     No  X
    ---      ---
================================================================================

                                         MY WEB INC.COM
                                          FORM 10-QSB/A
                            For the Quarter Ended September 30, 1999



                                                                                          Page
           INDEX                                                                         Number
PART I FINANCIAL INFORMATION

Item 1     Condensed Consolidated Balance Sheets at September 30, 1999 and at
            December 31, 1998                                                               3
           Condensed Consolidated Statements of Operations for the three month periods ended September 30, 1999 and September 30, 1998 and the nine
            month periods ended September 30, 1999 and September 30, 1998                   4
           Condensed Consolidated Statements of Cash Flows for the nine month
            periods ended September 30, 1999 and September 30, 1998                         5
           Notes to Condensed Consolidated Financial Statements                             6

Item 2     Management's Discussion and Analysis                                            10

PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                               15
Item 2     Changes in Securities                                                           15
Item 3     Defaults Upon Senior Securities                                                 15
Item 4     Submission of Matters to a Vote of Security Holders                             15
Item 5     Other Information                                                               15
Item 6     Exhibits and Reports on Form 8-K                                                15

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

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                          September 30,          December 31,
                                                                               1999                  1998
                                                                         --------------          -----------
Assets
Current Assets:

Cash and cash equivalents                                                $     2,369,490          $        270
Accounts receivable, net                                                       1,435,736             1,100,492
Inventories                                                                        5,452                    --
Prepaid expenses and other current assets                                        402,406                 6,176
                                                                         ---------------          ------------
Total Current Assets                                                           4,213,084             1,106,938
                                                                         ---------------          ------------
Property and equipment, net                                                      300,721                53,941
                                                                         ---------------          ------------
                                                                         $     4,513,805          $  1,160,879
                                                                         ===============          ============
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable, trade                                                  $       791,799          $    408,306
Other accounts payable                                                         1,766,872               355,287
Due to directors                                                                  77,748                37,271
Other                                                                              8,837                    --
                                                                         ---------------          ------------
Total Current Liabilities                                                      2,645,256               800,864
                                                                         ---------------          ------------
Shareholders' Equity:
Common stock, par value $.01; authorized 100,000,000
  shares; issued, 10,679,319 shares in 1999 and 8,563,069
  shares in 1998; outstanding 10,671,606 shares in 1999
  and 8,500,000 in 1998                                                          106,717                85,000
Additional paid-in capital                                                     5,558,247               151,842
Retained earnings (deficit)                                                   (3,063,518)              123,173
Currency translation adjustment                                                      824                    --
                                                                         ---------------          ------------
                                                                               2,602,270               360,015
Less: Treasury stock, at cost                                                    733,721                    --
                                                                         ---------------          ------------
Total Shareholders' Equity                                                     1,868,549               360,015
                                                                         ---------------          ------------
                                                                         $     4,513,805          $  1,160,879
                                                                         ===============          ============

                                MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                              For the Three Months Ended       For the Nine Months Ended
                                    September 30,                    September 30,
                                   1999           1998            1999            1998
                               -----------     ----------      -----------     ---------
Revenues:
Net Sales (Note 7)             $ 1,507,200     $  426,152      $ 2,391,834     $ 681,148
Interest and other                  36,288             --           77,989            --
                               -----------     ----------      -----------     ---------
Total Revenues                   1,543,488        426,152        2,469,823       681,148
                               -----------     ----------      -----------     ---------

Cost and Expenses:
Cost of sales                    1,782,350          8,575        2,733,173        65,748
Sales and marketing (Note 7)     1,095,680         85,303        1,562,936       171,553
Product development                140,853        116,064          249,220       143,769
General administration             546,895         57,192        1,113,534       143,372
                               -----------     ----------      -----------     ---------
Total Costs and
Expenses                         3,565,778        267,134        5,658,863       524,442
                               -----------     ----------      -----------     ---------

Income (Loss) before
 income  taxes                 ( 2,022,290)       159,018       (3,189,040)      156,706
Income taxes                            --             --               --            --
                               -----------     ----------      -----------    ----------
Net Income (Loss)              $(2,022,290)    $  159,018      $(3,189,040)   $  156,706
                               ===========     ==========      ===========    ==========
Income (Loss) per share        $(     0.19)    $     0.02      $(    0 .31)         0.02
                               ===========     ==========      ===========    ==========
Average number of
 common shares
 outstanding                    10,178,243      8,500,000       10,178,243     8,500,000
                               ===========     ==========      ===========    ==========

                                MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          For the Nine Months Ended
                                                                 September 30,
                                                              1999            1998
                                                          -----------      ---------

Cash Flows from Operating Activities:

Net income (loss)                                         $(3,189,040)      $156,706
Adjustments:
Depreciation                                                   21,147          8,951
Currency exchange - unrealized                                   (538)            --
Common stock issuance for
 consulting services                                            4,400             --
Disposition of equipment                                        3,251             --
Working Capital Adjustments:
(Increase) Decrease in inventories                             (5,452)            --
(Increase) Decrease in accounts
receivable, trade                                            (337,478)      (503,334)
(Increase) Decrease in prepaids
and others                                                   (396,251)            --
Increase in accounts payable                                1,787,892        291,493
                                                          -----------       --------
Cash Flows from Operating Activities                       (2,112,069)       (46,184)
                                                          -----------       --------

Cash Flows from Investing Activities:
Acquisition of property and equipment                        (271,223)       (19,444)
Acquired cash in Asia Media                                    10,848             --
                                                          -----------       --------
Cash Flows from Investing Activities                         (260,375)       (19,444)
                                                          -----------       --------

Cash Flows from Financing Activities:
Proceeds on issuance of common stock                        4,690,001        210,526
Proceeds (payments) on due to directors                        40,477       (142,969)
Repayments on due to directors                                 11,186             --
                                                          -----------       --------
Cash Flows from Financing Activities                        4,741,664         67,557
                                                          -----------       --------

Increase in cash and cash equivalents                       2,369,220          1,929
Cash balance, beginning                                           270          5,656
                                                          -----------       --------
Cash balance, end                                         $ 2,369,490       $  7,585
                                                          ===========       ========

Supplementary Data:
Interest income received in operations                    $    56,410       $     --
                                                          ===========       ========

                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION

The accompanying financial statements report the consolidated accounts of My Web Inc. com. (formerly Asia Media Communications, Ltd.) and its wholly owned subsidiaries, TecnoChannel Technologies Sdn. Bhd. (a Malaysian corporation), MyWeb Asia Pte. Ltd. (a Singaporean corporation), MyWeb Network System (Beijing) Co. Ltd. (a China corporation) and MyWeb America Inc. (a Delaware corporation). Pursuant to the acquisition described in Note 3 hereto, the Company has treated acquisition of TecnoChannel as a reverse acquisition and, accordingly, has reported TecnoChannel Technologies' 1998 statements as continuous. The Company was incorporated on February 20, 1985 pursuant to the laws of the State of Nevada, and presently has an administrative office in San Francisco, California, and operations offices in Kuala Lumpur and Beijing.


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


Exercise of option and warrant

In May 1999, a non-qualified stock option under the Company's 1999 Incentive Program described in Note 5 below was granted and exercised to purchase 150,000 shares of the Company's common stock at $6.00 per share, or an aggregate of $900,000.

In February 1999, Ocean Strategic Holdings Limited ("OSHL"), exercised its right to purchase 500,000 common stock shares at $.01 per share pursuant to a warrant to purchase up to 1,000,000 common shares acquired in August, 1997 for an aggregate consideration of $50,000 in cash. On April 1, 1999, OSHL exercised its right under such warrant to purchase an additional 400,000 common shares at $.01 per share. As discussed in Note 5 below, on August 4, 1999, OSHL exercised its right to purchase the remaining 100,000 shares under the warrant.


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

                                 MY WEB, INC.COM
                   (FORMERLY ASIA MEDIA COMMUNICATIONS, LTD.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5: COMMITMENTS AND CONTINGENCIES - CONTINUED

Option agreement:

Pursuant to a proposed acquisition in 1996 which was never completed, the Company had granted its then subsidiary, AMC Holdings, an option to convert certain preference shares in the acquisition agreement to 125,000 shares of the Company's?common stock. The proposed acquired company executed an agreement of forbearance whereby it was agreed to never exercise such option. As management is presently uncertain as to the legal binding effect of such an agreement upon an innocent purchaser for value, and although management believes that no shares will be required to be issued, an aggregate of 125,000 shares are reserved in the event that the Company may be forced to issue such shares in the future.


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


1999 Incentive Program:

In February 1999, the Company's stockholders approved the adoption of the Company's 1999 Incentive Program (the 'Program') pursuant to which various types of awards may be made. The aggregate number of common stock shares that may be issued or transferred under the Program is 1,000,000 subject to certain adjustments, provided that no award may be made under the Program that would bring the total of all outstanding awards under the Program to more than 15% of the total number of common stock shares at the time outstanding. An award was made and exercised in May 1999. See Note 6 below. In addition, in May 1999, two options were granted for 125,000 shares each, one exercisable in May 1999 at $17.10 per share (120% of bid price) and the second option is exercisable in November 1999 at 120% of the then bid price. The May 1999 option has not been exercised.


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


NOTE 7: CORRECTION OF AN ERROR IN ACCOUNTING FOR BARTER TRANSACTIONS

In January and May 1999, the Company entered into two software license agreements in exchange for fair value advertising and marketing arrangements in kind. Each of these agreements was for a period of twelve months. The revenue from this barter transactions and corresponding sales and marketing expenses that were previously recorded in the three months period ended September 30, 1999 (the "1999 Third Quarter") and the nine month period ended September 30, 1999 (the "1999 Period") amounted to $1,500,000 and $3,500,000 respectively. The Company has determined that the fair value of the assets/services surrendered or received in these barter transactions was not readily determinable and the book value of the assets surrendered by the Company in these barter transactions was zero. The Company has therefore decided to show that its revenue from these barter transactions and its corresponding sales and marketing expenses were zero. There was however no effect on the net loss and loss per share for the 1999 Third Quarter and the 1999 Period as a result of this reversal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Presented below is a discussion and analysis of (i) the Company's actual results for the nine month period ended September 30, 1999 and results for the nine month period ended September 30, 1998 and (ii) the Company's actual financial condition as at September 30, 1999 and audited financial condition as at December 31, 1998.


COMPARISON OF THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 AND THE THREE MONTH PERIOD ENDED JUNE 30 1999


Total Revenue

Revenues were $1,543,488, including $36,288 of interest and other income, in the three month period ended September 30, 1999 (the "1999 Third Quarter") compared to $481,926, including $33,600 of interest income, in the three month period ended June 30, 1999 (the "1999 Second Quarter"), and $426,152 in the three month period ended September 30, 1998 (the "1998 Third Quarter"). The increase in revenues in the 1999 Third Quarter as compared to the 1999 Second Quarter was primarily due to an increase in e-commerce transactions and sales of set-top boxes. The increase in revenues in the 1999 Third Quarter as compared to the 1998 Third Quarter was primarily due to e-commerce transactions, which commenced in 1999. Revenues for the 1999 Third Quarter consisted of e-commerce transactions of $690,680 and sales of set-top boxes of $816,520. No customer accounted for more than 10% of total revenues during the 1999 Third Quarter except Hanqzhou Westlake Electronics Import and Export Co. Ltd, which accounted for approximately 54% of total revenues during such quarter. No customer accounted for more than 10% of total revenues during the 1998 Third Quarter except for Philips Consumer Electronics (and subsidiaries thereof), which accounted for approximately 87% of total revenues during such quarter.


Cost of Sales

Cost of sales was $1,782,350 in the 1999 Third Quarter compared to $555,630 in the 1999 Second Quarter, and $8,575 in the 1998 Third Quarter. The increase in cost of sales of 221% in the 1999 Third Quarter compared to the 1999 Second Quarter was due to an increase in cost of sales for e-commerce transactions and set-top boxes sold in line with the increase in revenue. The increase in cost of sales of 20,685% in the 1999 Third Quarter compared to the 1998 Third Quarter was primarily due to the cost of goods for e-commerce transactions and set-top boxes in line with the increase in revenue over the same period.


Total Operating Expenses

Total operating expenses were $1,783,428 in the 1999 Third Quarter compared to $837,161 in the 1999 Second Quarter and $258,559 in the 1998 Third Quarter. The increase was primarily attributable to an increase in sales and marketing expenses to $1,095,680 in the 1999 Third Quarter from $425,730 in the 1999 Second Quarter, an increase of 157%, and from $85,303 in the 1998 Third Quarter, an increase of 1,184%.

Sales and marketing expenses consisted primarily of employee compensation, advertising and other promotion/marketing related expenses. The increase in absolute dollars from the 1999 Second Quarter and 1998 Third Quarter is primarily attributable to an increase in personnel, the costs associated with the Company's aggressive brand-building strategy in China and an increase in advertising and promotion/marketing related expenses in China and the emerging market countries.

Product development expenses increased 46% from $96,502 in the 1999 Second Quarter to $140,853 in the 1999 Third Quarter, and increased 21% from $116,064 in the 1998 Third Quarter. Product development expenses consist primarily of employee compensation relating to developing and enhancing features of the MyWeb online service properties development and the costs of outsourcing certain research and development work. The increase in absolute dollars is primarily a result of the increase in the number of engineers responsible for the product development and the outsourcing of certain research and development work. The Company has expensed, as incurred, all internal product development costs and expects to incur increased product development costs in absolute dollars in future periods to remain competitive.

General administration expenses increased 74% from $314,929 in the 1999 Second Quarter to $546,895 in the 1999 Third Quarter, and increased 856% from $57,192 in the 1998 Third Quarter. General administration expenses consist primarily of employee compensation and fees for professional services. The increase in absolute dollars is primarily a result of an increase in personnel, the increased fees for professional services and the operational expenses of the newly incorporated subsidiary in Beijing, China during the 1999 Third Quarter.


Net Profit (Loss)

The Company recorded a net loss of $2,022,290 or $0.19 per share for the 1999 Third Quarter compared to a net loss of $910,865 or $0.09 per share for the 1999 Second Quarter. The increase in net loss was primarily attributable to the increase in cost of revenue, advertising and promotion/marketing related expenses, and investments in the Company's brand-building strategy in China. This was offset by the increase in revenue in the 1999 Third Quarter compared to the 1999 Second Quarter.

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

COMPARISON OF THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998


Total Revenue

Revenues increased from $681,148 in the nine month period ended September 30, 1998 (the "1998 Period") to $2,469,823, including interest and other income of $77,989, in the nine month period ended September 30, 1999 (the "1999 Period"), an increase of 263%. This increase was attributable to sales of set-top boxes and e-commerce transactions, which commenced in 1999. Revenues for the 1999 Period consisted of e-commerce transactions of $1,575,314 and sales of set-top boxes of $816,520. Hanqzhou Westlake Electronics Import & Export Co. Ltd. and Saw Beng Swee accounted for approximately 34% and 11% respectively of total revenues during the 1999 Period while Philips Consumer Electronics (and subsidiaries thereof) accounted for approximately 67% of revenue during the 1998 Period.


Cost of Sales

Cost of sales increased from $65,748 in the 1998 Period to $2,733,173 in the 1999 Period, an increase of 4,057%. The increase in cost of sales was primarily due to the cost of goods for the e-commerce transactions, set-top boxes and software licensing costs in the 1999 Period in line with the increase in revenue over the same period.


Total Operating Expenses

Total operating expenses increased 538% from $458,694 in the 1998 Period to $2,925,690 in the 1999 Period. The increase was primarily attributable to an increase in sales and marketing expenses from $171,553 in the 1998 Period to $1,562,936 in the 1999 Period, an increase of 811%, and general administration expenses from $143,372 in the 1998 Period to $1,113,534 in the 1999 Period, an increase of 677%.

The sales and marketing expenses consists primarily of employee compensation, advertising and other promotion/marketing related expenses. The increase in absolute dollars from the 1998 period is primarily attributable to the costs associated with the Company's brand-building strategy in China and an increase in advertising and promotion/marketing related expenses in China and the emerging market countries.

Product development expenses increased 73% from $143,769 in the 1998 Period to $249,220 in the 1999 Period. Product development expenses consist primarily of employee compensation relating to developing and enhancing features of the MyWeb online service properties and the costs of outsourcing certain research and development work. The increase in absolute dollars is primarily a result of the increase in the number of engineers responsible for the product development and the costs of outsourcing certain research and development work. The Company has expensed, as incurred, all internal product development costs and expects to incur increased product development costs in absolute dollars in future periods to remain competitive.

General administration expenses increased 677% from $143,372 in the 1998 Period to $1,113,534 in the 1999 Period. General administration expenses consist primarily of employee compensation and fees for professional services. The increase in absolute dollars is primarily a result of an increase in personnel and increased fees for professional services and the operational expenses of the newly incorporated subsidiary in Beijing, China during the 1999 Period.


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


Liquidity and Capital Resources

At September 30, 1999, the Company had cash and cash equivalents totaling $2,369,490 compared to $7,585 at September 30, 1998. For the nine months ended September 30, 1999, cash used in operating activities of $2,112,069 was primarily due to the net loss of $3,189,040 for the 1999 Period.

Cash used in investing activities was $260,375 for the 1999 Period compared to $19,444 for the 1998 Period. The capital expenditures of $271,223 for the 1999 Period consisted primarily of the purchase of computer hardware and software, and other office equipment.

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