Form 10QSB
period 2000-03-31
MYWEB INC COM
filed 2000-05-22
CIK 823190

As Filed with the Securities and Exchange Commission on May 22, 2000
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------
                                   FORM 10-QSB

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to __________

                         Commission File Number 0-23462

                                  MYWEB INC.COM
        (Exact name of Small Business Issuer as Specified in its Charter)

                                     NEVADA
         (State or Other Jurisdiction of Incorporation or Organization)

                                   88-0207089
                        (IRS Employer Identification No.)

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

                                 Yes   X    No ___

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                   Yes [X] No
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2000, the registrant had 11,121,357 shares of Common Stock outstanding.

         Transitional Small Business Disclosure Format (check one):

                                   Yes [X] No

                                  MYWEB INC.COM

                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2000





                                                                          Page
         Index                                                            Number

PART I   FINANCIAL INFORMATION

Item 1   Condensed  Consolidated  Balance  Sheets at March 31, 2000 and
         December 31, 1999 (unaudited for March 31, 2000 period)             3

         Condensed  Consolidated  Statements of  Operations  for the
         three month periods ended March 31, 2000 and March 31, 1999
         (unaudited)                                                         4

         Condensed  Consolidated  Statements  of Cash Flows for the three
         month periods ended March 31, 2000 and March 31, 1999 (unaudited)   5

         Notes to Condensed Consolidated Financial Statements                6

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              10

PART II    OTHER INFORMATION

Item 1   Legal Proceedings                                                  13
Item 2   Changes in Securities                                              13
Item 3   Defaults Upon Senior Securities                                    13
Item 4   Submission of Matters to a Vote of Security Holders                14
Item 5   Other Information                                                  14
Item 6   Exhibits and Reports on Form 8-K                                   14



  Certain statements under the caption "Management's Discussion and Analysis" and elsewhere in this Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates," "the Company believes" and other phrases of similar meaning. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements express or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions; competition; political changes in international markets; operating costs; costs of capital equipment; changes in foreign currency exchange rates; changes in business strategy or expansion plans; quality of management; availability, terms and development of capital; fluctuating interest rates; and other factors referenced in this Form 10-QSB.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  MYWEB INC.COM

                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                        (Unaudited)
                                                            March            December
                                                          31, 2000           31, 1999
                                                        -----------          ---------
Assets
------

Current Assets:
     Cash and cash equivalents                            $     792          $   2,362
     Accounts receivable, net                                 2,441              1,818
     Inventories                                                791                 43
     Prepaid expenses and other current assets                  375                466
                                                          ---------          ---------
         Total Current Assets                                 4,399              4,689
                                                          ---------          ---------

Property and equipment, net                                     546                352
Goodwill, net                                                 1,075                  -
                                                          ---------          ---------
                                                          $   6,020           $  5,041
                                                          =========          =========
Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities:
     Accounts payable, trade                              $   1,792          $   1,861
     Other accounts payable                                   3,386              1,369
     Due to directors                                            76                198
     Deferred revenue                                            25                 26
     Short term borrowings                                      362                  -
     Income taxes payable                                         8                  -
     Deferred Tax Liability                                       5                  -
                                                          ---------          ---------
         Total Current Liabilities                            5,654              3,454
                                                          ---------          ---------
Commitments and contingencies (Note 9)
Minority Interest                                                98                  7

Shareholders' Equity:
     Common stock, par value $.01;
     authorized 100,000,000 shares;
     issued and outstanding 11,121,357 shares in 2000
     and 11,070,135 shares in 1999                              111                111

     Additional paid-in capital                              15,512             14,749
     Accumulated deficit                                    (15,363)           (13,272)
     Other comprehensive income (loss)                            8                 (8)
                                                          ---------          ---------
     Total Shareholders' Equity                                 268             (1,580)
                                                          ---------          ---------

                                                          $   6,020          $   5,041
                                                          =========          =========

                                  MYWEB INC.COM

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNT)

                                                                 (Unaudited)
                                                         For The Three Months Ended
                                                         March 31,          March 31,
                                                           2000               1999
                                                         ----------         ---------
Revenues :

     Net Sales                                           $    1,388         $     436
     Interest and Other Income                                   37                 8
                                                         ----------         ---------
         Total Revenues                                       1,425               444
                                                         ----------         ---------
Costs and Expenses:

     Cost of sales                                            1,297               395
     Sales and marketing                                      1,009                41
     Product development                                        261                12
     General administration                                     929               252
                                                         ----------         ---------
 Total Costs and Expenses                                     3,496               700
                                                         ----------         ---------

Minority Interest                                                21                -

Loss before income taxes                                     (2,092)             (256)

Income Taxes                                                     -                 -
                                                         ----------         ---------
Net Loss                                                 $   (2,092)        $    (256)
                                                         ==========         =========

Loss per share - Basic and Diluted                       $    (0.19)        $   (0.03)
                                                         ==========         =========

Average number of common shares outstanding              11,112,285         9,375,743
                                                         ==========         =========

                                       4

                                  MYWEB INC.COM
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                              (Unaudited)
                                                                       For The Three Months Ended
                                                                    March 31,              March 31,
                                                                      2000                   1999
                                                                   ----------            ------------
Operating Activities:
     Net loss                                                      $ (2,092)             $    (256)

Reconciliation to net cash used in operating activities:
     Depreciation                                                        33                      1
     Non-cash Expense                                                   624                      -
     Common stock issuance for consulting services                        -                      4
     Amortization of goodwill                                            98                      -
     Fixed assets written off                                             2                      -
     Gain on disposal of fixed assets                                    (5)                     -
     Minority interest in net income                                     21                      -

Changes in Operating Working Capital:
     (Increase) Decrease in inventories                                (101)                     -
     (Increase) Decrease in accounts receivable, trade                  162                    644
     (Increase) Decrease in prepaids and other current assets           170                   (273)
     (Decrease) Increase in accounts payable                           (675)                   235
     Decrease in deferred revenue                                        (1)                     -
                                                                   --------              ---------
     Net cash (used in) provided by Operating Activities             (1,764)                   356
                                                                   --------              ---------

Investing Activities:
     Acquisition of property and equipment                              (72)                     -
     Cash acquired in acquisitions                                        6                      -
     Acquired cash in Asia Media                                          -                     11
     Proceeds from disposal of equipment                                 14                      -
                                                                   --------              ---------
     Net cash (used in) provided by Investing Activities                (52)                    11
                                                                   --------              ---------

Financing Activities:
     Proceeds on issuance of common stock                                -                       5
     Repayments to directors                                           (123)                   (15)
     Proceeds of loan payable                                            -                     361
     Net change in short term borrowings                                362                      -
     Proceeds from minority shareholders                                 11                      -
                                                                   --------              ---------
     Net cash provided by Financing Activities                          250                    351
     Effect on exchange rate changes on cash                             (4)                     -
                                                                   --------              ---------

(Decrease) Increase in cash and cash equivalents                     (1,570)                   717
Cash, beginning of period                                             2,362                      -
                                                                   --------              ---------
Cash, end of period                                                $    792              $     717
                                                                   ========              =========

                                  MYWEB INC.COM

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1:           Basis of Presentation

The accompanying financial statements report the consolidated accounts of MyWeb Inc.com. and its wholly owned subsidiaries, TecnoChannel Technologies Sdn. Bhd. (a Malaysian corporation) and its subsidiary companies, MyWeb Asia Pte. Ltd. (a Singaporean corporation), MyWeb Network System (Beijing) Co. Ltd. (a China corporation) and MyWeb America Inc. (a Delaware corporation), and Easy2Bid Pte. Ltd. (a Singaporean corporation). Pursuant to the acquisition described in Note 4 hereto, the Company has treated the acquisition of TecnoChannel Technologies as a reverse acquisition and, accordingly, has reported TecnoChannel Technologies' 1998 statements as continuous. The Company was incorporated on February 20, 1985 pursuant to the laws of the State of Nevada, and presently has an administrative office in San Francisco, California, and operations offices in Kuala Lumpur and Beijing.

Note 2:           Unaudited Financial Statements

The consolidated financial statements as of March 31, 2000 and for the periods ended March 31, 2000 and 1999, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-KSB.

Note 3:           Inventories

Inventories of the Company primarily consist of fast moving consumer products and office stationery products. All inventories are stated at the lower of cost or realizable values. Cost of these inventories is primarily determined on a weighted average basis.

Note 4:           Acquisitions

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

TSB, which was formed in April, 1997 and operates under the trade name, "MyWeb", has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes are marketed and sold by Philips and other third parties and include software developed by TSB. In addition, TSB has developed and provides enabling technologies to manufacturers and Internet service providers serving non-personal computer devices, (such as the set-top boxes), to enhance the functionalities of such devices. TSB also operates multiple Internet portals providing localized interactive applications, such as e-commerce, to both personal computer users and set-top box users.

                                  MYWEB INC.COM

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4:           Acquisitions - Continued

The Company accounted for the acquisition as a recapitalization under a reverse acquisition procedure whereby TSB's operations and retained earnings are reported as continuous. The value of the shares issued to GEM Ltd. has been charged to additional paid-in capital.

On January 3, 2000, the Company acquired 95% of the issued and outstanding capital stock of Easy2Bid Pte Ltd ("E2B") and issued 6,200 shares of common stock of the Company to the shareholders of E2B at a total purchase consideration of approximately $164,000. The Company accounted for the acquisition of E2B using the purchase method of accounting. Accordingly, the purchase price has been assigned to the fair values of the acquired assets and liabilities, resulting in the recognition of goodwill in the amount of $139,000, which is being amortized over a three year period.

On January 2, 2000, the Company's subsidiary, TSB, acquired 66.67% of the issued and outstanding capital stock of Pacific Office Supplies Sdn. Bhd. ("POS") for a total purchase consideration of approximately $1.23 million, payable in cash. The Company accounted for the acquisition of POS using the purchase method of accounting. Accordingly, the purchase price has been assigned to the fair values of the acquired assets and liabilities, resulting in the recognition of goodwill in the amount of $1.03 million, which is being amortized over a three year period.


Note 5:           Goodwill

As part of the acquisition of E2B and POS as described in Note 4 above, the Company recorded an intangible asset related to goodwill in the amount of $1.17 million. This asset is being amortized over a three year period beginning January 2000.


Note 6:           Other Accounts Payable

Of other accounts payable balances at March 31, 2000, approximately $1.23 million represents amount owing to vendors in connection with the purchase of POS.


Note 7:           Short Term Borrowings

The short term borrowings represent a short term loan obtained by MyWeb Network System (Beijing) Co. Ltd. from the China Construction Bank. The short term borrowing bears interest of 6.44% per annum of which the principal amount will be payable in full on January 13, 2001. The interest element will be repaid every three months commencing March 21, 2000.

                                  MYWEB INC.COM

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 8:           Certain Transactions

Private placements:

The Company completed a private placement of 250,000 shares of our common stock on March 23, 2000 for aggregate proceeds of $2.5 million. Under the terms of the agreement, we have received $1.0 million on April 4, 2000 and will receive a further $1.5 million in aggregate proceeds by June 15, 2000.

The Company has also secured another private placement of 100,000 shares of the Company's common stock where we will receive $800,000 upon the signing of the agreement. We intend to use the proceeds to finance our operations.

The Company entered into a Licensing and Shareholder Agreement, dated March 29, 2000 (the "Adgator Agreement"), with Adgator.com Co., Ltd and Adgator Inc. (collectively, "AC/AI"). Under the terms of the Adgator Agreement, AC/AI has agreed to purchase, and the Company has agreed to sell to AC/AI, within three
(3) months following March 29, 2000, $1.0 million worth of the Company's common stock at a price per share equal to a 30% discount from the one week average price from the date of the agreement. The Company received a non-refundable deposit of $100,000 from AC/AI in April 2000.


Note 9:           Commitments and Contingencies

Option agreement:

Pursuant to a proposed acquisition in 1996 which was never completed, the Company had granted its then subsidiary, AMC Holdings, an option to convert certain preference shares in the acquisition agreement to 125,000 shares of the Company's common stock. The proposed acquired company executed an agreement of forbearance whereby it was agreed to never exercise such option. As management is presently uncertain as to the legal binding effect of such an agreement upon an innocent purchaser for value, and although management believes that no shares will be required to be issued, an aggregate of 125,000 shares are reserved if the Company may be forced to issue such shares in the future.

Marketing Agreement:

The Company executed an agreement with a public relations consulting firm, providing for the firm to provide certain services over a twelve month term. The Company is charging the value of the shares issued for such arrangement of approximately $283,000 over the agreement term. As of March 31, 2000, approximately $94,000 of the advance fee has been charged to operations. Such services included the preparation of product and corporate literature, as well as services related to media distribution.

                                  MYWEB INC.COM

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 9:           Commitments and Contingencies - Continued

1999 Stock Incentive Plan

In February 1999, the Company's stockholders approved the adoption of the Company's 1999 Incentive Program (the "Program") pursuant to which various types of awards may be made. In June 1999, the directors of the Company adopted the 1999 Non-Qualified Stock Option Plan (the "Plan") pursuant to which only non-qualified stock options may be granted.

Under our Stock Incentive plans, we may grant stock options and incentive awards to executives, directors and employees to provide motivation to enhance the Company's success and increase shareholder value. Incentive or non-qualified stock options granted under our plans may be exercised up to 10 years from the date the options were granted and vest over a period of up to two (2) years and certain options granted in 1999 became exercisable immediately. Option holders are required to tender cash or shares of our common stock that they already owned equal to the aggregate exercise price of the options at the time of exercise. Options outstanding under our plans may not exceed 15% of the total number of shares at any time outstanding and the total number of options that may be granted under the plans may not exceed 1,000,000 under each plan. At March 31, 2000, shares available for future awards under our plans were 547,862. For the three month period ended March 31, 2000, the Company recognized compensation expense of $504,000, related to the intrinsic value at the date of grant of certain options.


Note 10:          Subsequent Events

Secondary Listing in Singapore

The Company is in the process of applying to the Singapore Exchange Securities Trading Limited ("SGX") for a secondary listing of the Company's common stock on the Stock Exchange of Singapore.

Licensing and Shareholder Agreement

The Company entered into a Licensing and Shareholder Agreement, dated March 29, 2000, with Adgator.com Co., Ltd and Adgator Inc. (collectively "AC/AI"). Under the terms of the agreement, AC/AI has agreed to purchase, and the Company has agreed to sell to AC/AI, within three (3) months of March 29, 2000, $1.0 million worth of the Company's common stock at a price per share equal to a 30% discount from the one week average price from the date of the agreement. The Company received a non-refundable deposit of $100,000 from AC/AI in April 2000.

Investment in Jingqi.com

On March 22, 2000, the Company entered into an agreement to acquire a strategic equity stake of 25% - 36% in Jingqi.com, one of the largest retail bookstore chains in China. During due diligence, certain matters were brought to the attention of the Company's management. As a result of the outcome of the due diligence, the Company's management has decided not to proceed with an investment in Jingqi.com unless and until these matters are resolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

Overview

The Company was inactive during 1997 and 1998. In February 1999, the Company acquired all of the capital stock of TecnoChannel Technologies Sdn. Bhd., a Malaysian corporation ("TSB").

TSB, which was formed in April, 1997 and operates under the trade name, "MyWeb," has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes are marketed and sold by third parties, primarily Philips Consumer Electronics, and include software developed by TSB. In addition, TSB has developed and provides enabling technologies to manufacturers and Internet service providers serving non-personal computer devices (such as the set-top boxes) to enhance the functionalities of such devices. TSB also operates multiple Internet portals providing localized interactive applications, such as e-commerce, to users of both personal computers and set-top boxes.

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

On February 22, 2000, we entered into an agreement with Asia Infonet Co., Ltd., an Internet service provider in Thailand, to jointly distribute and market a co-branded portal in Thailand, localized in Thai language. Under the terms of the agreement, Asia Infonet has agreed to provide consumers with local access to MyWeb's portal and allow MyWeb access to its distribution channels at no cost to distribute and market the product. MyWeb has agreed to provide logos and icon links to Asia Infonet's websites on its portal.

On February 15, 2000, we entered into a license and service agreement with MyWeb Americas, Inc. ("MyWeb Americas"). The agreement allows MyWeb Americas to develop, offer and promote television Internet access and Spanish and Portuguese versions of our MyWeb Online Services to markets in Latin America. Under the agreement, MyWeb Americas may use our Thunder and Thunderserve software, and our intellectual property rights relating to our MyWeb Online Service, and may also sub-license and promote our technology within the Latin American markets. MyWeb Online Services for the Latin American market are still being developed, and we anticipate that they will be ready by the end of 2000.

As discussed below, the three month period ended March 31, 2000 was characterized by increased revenues offset by increased expenses incurred in connection with the Company's operations in China and for professional fees incurred in relation to the Company's application for a secondary listing on the Stock Exchange of Singapore. The Company believes it is well placed to capture a portion of the Internet users in China and other emerging markets through the deployment of the set-top boxes, as they offer easy and affordable Internet access compared to PCs whose prices remain high relative to average income levels. The Company has entered into strategic alliances with local Chinese partners, i.e., manufacturers, content providers and Internet service providers, for the deployment of the set-top boxes, and for MyWeb's localized portal site in China. The Company has continued on its brand building strategy in China and maintained its level of expenditure relating to the cost of acquiring Internet users in China and advertising and promoting the MyWeb brand. The Company expects to continue to incur operating losses during the continued expansion of our products and services in China and other emerging markets.

We have a limited operating history upon which to base an evaluation of our business and prospects. We have yet to achieve significant revenues, and our ability to generate significant revenues in the future is uncertain. Further, in view of the rapidly evolving nature of our business and our limited operating history, it is not possible to forecast future revenues. We believe, therefore, that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of future performance.

Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet and e-commerce. In addition, our revenues depend substantially upon the level of activity on our Internet properties and our ability to successfully create brand name awareness and market recognition for our products and services. Although we have experienced growth in our revenues since our merger with TSB in February 1999, there can be no assurance that our revenues will continue at their current rate or that we will be able to operate profitably.

CONSOLIDATED RESULTS OF OPERATIONS

Revenues

Revenues were $1.43 million, including $37,000 of interest and other income, in the three month period ended March 31, 2000 (the "2000 First Quarter"), compared to $444,000, including $8,000 of interest income, in the three month period ended March 31, 1999 (the "1999 First Quarter"). The increase in revenues of 221% in the 2000 First Quarter as compared to the 1999 First Quarter was primarily due to the increase in e-commerce transactions, which only commenced in 1999. Revenues for the 2000 First Quarter consisted primarily of e-commerce transactions of $1.27 million and advertising and design work of approximately $112,000. No customer accounted for more than 10% of total revenues during the 2000 First Quarter. No customer accounted for more than 10% of total revenues during the 1999 First Quarter except for Pemasaran Jaya Mas, Saw Beng Swee, Visan Holdings, The Action Station and Elemkay Resources Sdn Bhd.

Cost of Sales

Cost of sales was $1.3 million in the 2000 First Quarter compared to $395,000 in the 1999 First Quarter. The increase in cost of sales of 228% in the 2000 First Quarter compared to the 1999 First Quarter was primarily due to increases in the cost of goods for e-commerce transactions which is consistent with the increase in revenue over the same period.

Total Operating Expenses

Total operating expenses were $2.2 million in the 2000 First Quarter compared to $305,000 in the 1999 First Quarter. The increase in total operating expenses of 621% in the 2000 First Quarter compared to the 1999 First Quarter is primarily attributable to an increase in sales and marketing expenses from $41,000 in the 1999 First Quarter to $1.01 million in the 2000 First Quarter and general administration expenses from $252,000 in the 1999 First Quarter to $929,000 in the 2000 First Quarter.

Sales and marketing expenses in the 2000 First Quarter consisted primarily of employee compensation, advertising and other promotion/marketing related expenses and employee related expenses. The increase in absolute dollars from the 1999 First Quarter is primarily attributable to an increase in personnel, costs associated with the Company's advertising and promotion/marketing related expenses in China and employee related expenses.

Product development expenses increased 2,075% from $12,000 in the 1999 First Quarter to $261,000 in the 2000 First Quarter. Product development expenses in the 2000 First Quarter consist primarily of employee compensation relating to developing and enhancing features of the MyWeb online service properties. The increase in absolute dollars from the 1999 First Quarter is primarily a result of the increase in the number of engineers responsible for the product development and employee related expenses.

General administration expenses increased 269% from $252,000 in the 1999 First Quarter to $929,000 in the 2000 First Quarter. General administration expenses in the 2000 First Quarter consist primarily of employee compensation, employee related expenses and fees for professional services. The increase in absolute dollars from the 1999 First Quarter is primarily a result of an increase in employee compensation and an increase in fees for professional services primarily related to the Company's application for a secondary listing on the Singapore Stock Exchange amounting to approximately $230,000.


Net Profit (Loss)

The Company recorded a net loss of $2.09 million or $0.19 per share for the 2000 First Quarter compared to a net loss of $256,000 or $0.03 per share for the 1999 First Quarter. Compared to the net loss of $256,000 in the 1999 First Quarter, the increase in net loss was primarily attributable to the increase in cost of revenues, advertising and promotion/marketing related expenses especially in the Company's operations in China, employee compensation and fees for professional services. This was offset by the increase in revenues in the 2000 First Quarter compared to the 1999 First Quarter.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash and cash equivalents totaling $792,000 compared to $8,000 at March 31, 1999. Cash used in operating activities of $1.76 million during the 2000 First Quarter was primarily due to the net loss of $2.09 million for the 2000 First Quarter. Cash used in investing activities was $52,000 for the 2000 First Quarter compared to cash provided by investing activities of $11,000 for the 1999 First Quarter. The capital expenditures of $72,000 for the 2000 First Quarter consisted primarily of the purchase of computer hardware and software. Cash provided by financing activities of $250,000 during the 2000 First Quarter was primarily from short-term borrowings while $123,000 was used to repay the amount due to directors.

The Company completed a private placement of 250,000 shares of our common stock on March 23, 2000 for aggregate proceeds of $2.5 million. Under the terms of the agreement, we have received $1.0 million on April 4, 2000 and will receive a further $1.5 million in aggregate proceeds by June 15, 2000.

The Company has also: -
i) secured another private placement of 100,000 shares of our common stock where we will receive $800,000 upon the signing of the agreement, and
ii) entered into a Licensing and Shareholder Agreement pursuant to which the other parties to the agreement have agreed to purchase within three (3) months of March 29, 2000, $1.0 million worth of the Company's common stock at a price per share equal to a 30% discount from the one week average price from the date of the agreement. The Company received a non-refundable deposit of $100,000 in April 2000.

However, the Company is continuing to pursue leads for additional possible investors. The Company believes that with the additional funds of $3.3 million, it will be able to meet its current expenditure requirements and achieve its business goals for the next 12 months. Any additional funds raised will determine the speed with which promotion and enhancements are pursued.

                                     PART II
                                OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

              In 1999, MyWeb Beijing set up a music channel on its website, which contained links to websites on the internet with MP3 music, enabling users to listen to or download MP3 songs through its search engine. Four member companies of the International Federation of the Phonographic Industry ("IFPI"), namely Sony Music Entertainment (Hong Kong) Records Ltd., Warner Records Ltd., Universal Records Ltd. and China Records Guangzhou, each sued MyWeb's Hyperlink service in the Beijing Second Intermediate People's Court for copyright infringement from the end of November to early December 1999. MyWeb and IFPI, as well as its four member companies, reached a settlement agreement on March 17, 2000. Under the settlement, the litigation was terminated in exchange for which My Web agreed to reimburse IFPI and its four member companies for their legal costs, notarization cost and attorney's fees in the amount of approximately $42,000.

ITEM 2.       CHANGES IN SECURITIES

              No securities that were not registered under the Securities Act of 1933, as amended (the "Act") were issued or sold by the Company during the three months ended March 31, 2000, except as described below.

                  1. On February 25, 2000, the Company issued to Merger Communications Inc. ("Merger"), a sophisticated investor, 30,000 shares of its common stock, valued at approximately $330,000, as partial payment for certain public relations services rendered to the Company by Merger. On the same date, the Company issued an additional 15,000 shares of its common stock, valued at approximately $283,000, to Merger for certain public relations services to be rendered pursuant to Media Relations Cooperation contract dated September 28, 1999. The shares were issued in reliance upon the exemption provided by Section 4(2) of the Act.

                  2. On March 20, 2000, the Company issued 6,200 shares of its common stock valued at approximately $164,000 to Deepa Nilkanth Mahajan, a sophisticated investor, in exchange for 95% of the issued and outstanding capital stock of Easy2Bid Pte Ltd., a Singaporean corporation. The shares were issued in reliance upon the exemption provided by Regulation S promulgated under the Act.

                  3. On March 23, 2000, the Company sold 250,000 shares of its common stock to Asia Internet Assets, Inc. ("Asia Internet"), a sophisticated investor, at $10 per share. Asia Internet paid $1.0 million of the total purchase price on April 4, 2000 and the remaining $1.5 million is payable on or before June 15, 2000. The shares were sold in reliance upon the exemption provided by Regulation S under the Act.

                  4. On March 29, 2000, the Company entered into a Licensing and Shareholder Agreement with Adgator.com Co., Ltd. and Adgator Inc. (collectively, "AC/AI"). Under the terms of such agreement, AC/AI has agreed to purchase, and the Company has agreed to sell to AC/AI, within three months following March 29, 2000, $1.0 million worth of the Company's common stock at a price per share equal to a 30% discount from the one week average price from the date of the agreement. The Company received a non-refundable deposit of $100,000 from AC/AI in April 2000. The agreement to sell the shares was made in reliance upon the exemption provided by Section 4(2) of the Act.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.       OTHER INFORMATION

              The Company is in the process of applying to the Singapore Exchange Securities Trading Limited for a secondary listing of the Company's common stock on the Stock Exchange of Singapore.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               10.44 Sale and Purchase Agreement, dated January 3, 2000, between MyWeb Inc.com and Deepa Nilkanth Mahajan for purchase of 95% of outstanding and issued shares in Easy2Bid Pte. Ltd. * +

               10.45 Sale and Purchase Agreement, dated January 2, 2000, between MyWeb Inc.com and Tan Tian Sin and Chew Siau Fong for purchase of 13,334 shares representing 66.67% of the issued and paid-up capital of Pacific Office Supplies Sdn Bhd. * +

               10.46 Co-Marketing Agreement, dated February 22, 2000, between MyWeb Inc.com and Asia Infonet Co., Ltd. +

               10.47 License Agreement, dated February 15, 2000, between MyWeb Inc.com and MyWeb Americas, Inc. * +

               10.50 Agreement for Bank Loan between MyWeb (Beijing) and China Construction Bank. *

               10.51 Mortgage Agreement between MyWeb (Beijing) and China Construction Bank. *

               10.62 QNX OEM Licensing Agreement, dated April 5, 2000, between QNX Software Systems Ltd and TecnoChannel Technologies Sdn Bhd. * +

               10.63 Subscription Agreement, dated March 23, 2000, for Asia Internet Assets Inc. to subscribe for MyWeb Inc.com's common stock.

               10.64 Letter, dated March 23, 2000, confirming Samsung Asia Pte. Ltd.'s acceptance of MyWeb Inc.com's offer to subscribe for MyWeb Inc.com common stock. *

               10.65 Licensing and Shareholder Agreement, dated March 29, 2000, between MyWeb Inc.com and Adgator, Inc. +

               10.66 Software Licensing Agreement, dated January 28, 2000, between Tecnochannel and MyWeb (Beijing). **

               10.67 Shareholders Agreement, dated February 15, 2000, between MyWeb Inc.com and other shareholders of MyWeb Americas. **

               27.1 Financial Data Schedule for the Three Months Ended March 31, 2000.

           (b)   Reports on Form 8-K

                      On March 24, 2000,  the Company filed a Current  Report on
               Form 8-K reporting the change in the Company's certifying accountant from Wlosek & Braverman, LLC to Arthur Andersen and that on March 13, 2000, shares of the Company's common stock commenced trading on the American Stock Exchange and ceased to trade on the Over-the-Counter Bulletin Board.

------

* Previously filed with the Commission on Form 10-KSB of MyWeb Inc.com, April 14, 2000, and incorporated by reference.

**       To be filed by amendment.

+ Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            MYWEB INC.COM
                                             (Registrant)



                                            By:  /s/  Victor Fook Ai Ng
                                               ---------------------------------
                                               Victor Fook Ai Ng
                                               Director, Chief Financial Officer
                                               Treasurer and Secretary
Date: May 19, 2000