Form 10KSB/A
period 1999-12-31
MYWEB INC COM
filed 2000-07-17
CIK 823190

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A
(Mark One)

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes....X....
No........

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

       State issuer's revenues for its most recent fiscal year:  $3,512,000
                                                               -----------------

The aggregate market value of the voting equity (common stock) held by non-affiliates of the Registrant on March 31, 2000 was approximately $48,974,880 based on the closing price of $12.87 of such stock on such date, as reported by the American Stock Exchange ("AMEX"). Shares of common stock held by each of our officers and directors, the directors of our subsidiary, TecnoChannel
Technologies Sdn. Bhd. and by each person who owns 10% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This determination is not conclusive and does not constitute an admission of affiliate status.


                         ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes ...X...   No ........

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS


State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2000:
          11,121,357 shares of common stock, par value $0.01 per share


         Transitional Small Business Disclosure Format (check one):
         Yes ........   No ....X....

         Certain statements under item "Management's Discussion and Analysis of Operations" and elsewhere in this Form 10KSB/A constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by their inclusion of phrases such as "we anticipate," "we believe" and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions; competition; political changes in international markets; operating costs; costs of capital equipment; changes in foreign currency exchange rates; changes in business strategy or expansion plans; quality of management; availability, terms and development of capital; fluctuating interest rates and other factors referenced in this Form 10KSB/A.


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

         On May 21, 1992, we filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Nevada. The Bankruptcy Court confirmed our plan of reorganization on January 31, 1994. Pursuant to our plan of reorganization, we purchased the assets of Asia Media Communications, Ltd. and changed our name from Sperzel-NV, Inc. to Asia Media Communications, Ltd. ("Asia Media"). The assets we purchased consisted primarily of a video library that was intended to be distributed in the Far East. The video library proved commercially unexploitable during 1995.

         Beginning in 1995, our principal activity consisted of exploring opportunities in other business ventures, including:

         (i) In March 1996, a merger with Kremlyovskaya Group, Inc., a privately held Delaware corporation with a subsidiary company involved in the distribution of vodka and other products in foreign markets; and

         (ii) In December 1996, the acquisition of IPC Corporation (Australia) Pty., Ltd. ("IPC .Australia"), an Australian company by our wholly-owned subsidiary, AMC International Holdings Ltd, a British Virgin Islands Corporation ("AMC Holdings").

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

         On February 24, 1999, we acquired all of the issued and outstanding stock of TecnoChannel Technologies Sdn. Bhd., a privately-held Malaysian corporation ("TecnoChannel"), in exchange for 8,500,000 shares of our common stock which we issued to the shareholders of TecnoChannel. We also issued 440,000 shares of our common stock to GEM Ventures Ltd. for its services as our financial adviser in connection with this transaction. As a result of the reverse split of our outstanding common stock on February 23, 1999 and subsequent issues of our common stock on February 24, 1999, the aggregate shareholdings of those persons who were our shareholders before these transactions were reduced to less than 1% of our issued and outstanding common stock immediately after these transactions. Our acquisition of TecnoChannel allowed us to adopt and focus on the business of TecnoChannel. In April 1999, we changed our name from Asia Media Communications, Ltd. to MyWeb Inc.com.

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

a.       Advertising on the Internet

         The Internet offers web-based advertising, which has significant advantages over traditional advertising mediums in a number of ways. In addition to allowing an advertiser to target a specific audience, the Internet also enables users to interact with the advertising messages presented on the web sites. The Internet also allows the advertiser to track the number of impressions or times that an advertising message appears in page views downloaded by users, which is verifiable by an independent third-party auditor. Advertisers can also measure the effectiveness of advertising in generating "click-through" or user requests for additional information made by clicking on the advertiser's banner linking the user to the advertiser's websites.

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

         We have strategic alliances with ISPs in China and Malaysia that license our ThunderServ software to provide television Internet access to their subscribers. In each market we seek to identify and establish relationships with leading ISPs in order to gain access to the broadest subscriber base. We have relationships with MIMOS Berhad in Malaysia, HKNet in Hong Kong and Beijing Telecom in China. We recently established a relationship with Turnaround Technology Ltd. in Indonesia ("Turnaround") and Asia Infonet Co. Ltd. ("Asia Infonet") in Thailand. These relationships are discussed more fully under "The Communications Layer."

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

         Soyea: Soyea, a company listed on the Shenzhen Stock Exchange and a subsidiary of the West Lake Electronics Group, is one of China's major television manufacturers. We entered into an agreement dated May 18, 1999 with Soyea, pursuant to which we agreed to provide the Thunder Software and manufacturing specifications and details for the set-top boxes. Soyea, in return, agreed to provide the manufacturing infrastructure, marketing and transportation of the end product throughout China. We have also agreed to undertake joint research and development with Soyea, as well as to share the technology of our future projects developed with Soyea.

         Haier: Haier is one of China's major consumer electronics and whitegoods manufacturers, based in Shanhong, China. We entered into a joint venture agreement in July 1999 with Haier to cooperate in product development, marketing and promotion, the provision of content and e-commerce and the joint development of the television Internet market. Under this agreement, Haier has agreed to manufacture MyWeb set-top boxes, and we have agreed to provide software and technical support, product licensing, recommendations on marketing as well as subsidies for the set-top boxes. We believe we will benefit from this strategic relationship because of Haier's strong brand recognition and wide distribution network in China.

         In January 2000, TecnoChannel entered into a license agreement with MyWeb Beijing to license our Thunder software and other intellectual property related to the production of our set-top boxes to MyWeb Beijing. Due to regulations in China relating to the importation and licensing of foreign technology, such licensing agreements between a Chinese company and a foreign company are required to be approved by relevant regulatory authorities. We have applied for and are waiting for such approval to be granted. MyWeb Beijing subsequently entered into a sub-licensing agreements with Soyea and Haier in February 2000.

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

         Turnaround (Indonesia): On December 3, 1999, we entered into a license agreement with Turnaround licensing the use of our Thunderserv software to Turnaround. Under the agreement, we will jointly manage and market the Indonesian version of our MyWeb Online Service and share advertising and transaction revenues. We will also jointly market MyWeb set-top boxes in Indonesia. The term of the license is from January 1 to December 31, 2000, and Turnaround is to pay to us $2 million in license fees for the period of the license.

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

         Our internet strategy involves partnering with third-party content providers, to allow their content to be accessible from within our portal. We believe that this will assist us in making our portals attractive and self-contained, so that users will find all of their internet interests within our portal, leading to longer time within our portal and more repeat visits. The provision of interesting and appealing content, offering e-commerce possibilities and ensuring a high visit rate to MyWeb's portals will help generate e-commerce and advertising revenues. To this end, we have formed business relationships with providers in several fields, including Unilever (Malaysia) Holdings Sdn. Bhd. ("Unilever"), MPH Bookstores, Tanjung Golden Village, United Artists Cinemas, The China People's University, Xinhua News Agency, China Sci-Technologies International Trust and Investment Co. Ltd. Such relationships are not pursuant to any formal documentation.

         The MyWeb Online Service family has local content targeted at local internet users and is generally organised into six channels. A summary of the main content in each channel is described below:

         --------------------- -------------------------------------------------
         Channel               Content
         --------------------- -------------------------------------------------
         Business              - Financial  information  from   major  financial
         and Finance             centres
                               - Stock market  and  economic  commentary in  the
                                 regional  markets
                               - Bulletin board to  host  financial  discussions
                                 and forums
                               - Access   to   online    stockbroking    through
                                 partnership  with   Hwang  DBS  Securities  (in
                                 Malaysia only)
                               - Access to online banking for set-top box  users
                                 through partnership  with RHB Bank (in Malaysia
                                 only)
         --------------------- -------------------------------------------------
         Education and         - Educational content  through  partnership  with
         Career                  Beijing Cybton Technology Development  Co. Ltd.
                                 ("Cybton") (China only)
                               - Directory of  educational  learning  institutes
                                 and online tutorials for students (Malaysia only)
                               - Company  directory and articles on professional
                                 industries
                               - Career advice and job listings
                               - Resume bank facility
                               - Career fair, resume  administration  programme,
                                 and job search through a recruitment and career development website (Jobpolitan), developed by
                                 MyWeb in Malaysia

         --------------------- -------------------------------------------------
         Food and              - Food recipes
         Entertainment         - Listing of entertainment events
                               - Movie   synopses,  cinema  movie  listings  and
                                 screening schedules of certain local movie theatres
                               - Celebrity  news
                               - Music reviews
                               - Tips on computer games
                               - Book reviews
                               - Special interest chat rooms
                               - Online quizzes (China only)
                               - Horoscopes, comics, jokes and opinion polls
       ----------------------- -------------------------------------------------

         --------------------- -------------------------------------------------
         E-Shopping            - Movie ticketing
         (currently in         - Music CDs
         Malaysia only)        - Bakery and cakes
                               - Household  consumer  products
                               - Books through partnership with MPH Bookstore
                               - Stationery and office supplies
                               - Online   promotional   coupons   and   discount
                                 vouchers

         --------------------- -------------------------------------------------
         Health                - Discussions  with  health  and  beauty industry
         and Beauty               professionals
                               - Medical information
                               - General education for baby care (China only)
                               - Health advice
                               - Beauty  tips
                               - Special women's section dedicated  to  covering
                                 career, relationships, money and parenting (Malaysia only)

         --------------------- -------------------------------------------------
         News                  - News through links with local and international
                                 news providers
                               - Sports news through partnership with  Sharkwave
                                 Information Technologies Company Limited, an internet-based provider of sports content (China only)

        --------------------- --------------------------------------------------
         Other Facilities      - Travel articles and general advice
                               - Bargains  and  special  offers  for  travel and
                                 tours
                               - Travel ticket reservations
                               - Auction site (www.easy2bid.com)
                               - Electronic planning calendars and greeting
                                 cards (Scheduler)
                               - Classifieds
                               - E-mail
         --------------------- -------------------------------------------------

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

b.       E-commerce

         We believe that e-commerce is a natural extension of our portal network. Currently, e-commerce is not developed within Asia nearly to the extent it is in the United States and we have only begun to generate revenues from e-commerce in 1999 in Malaysia. We believe this is due to several factors, including purchase fulfilment and payment processing. Our transaction driven e-commerce business generates revenue by selling products or services on the Internet. Our e-commerce business is currently operated by our subsidiary companies, Unioffice Sdn. Bhd. ("Unioffice") and MyWeb E-Commerce Sdn. Bhd. ("MyWeb E-Commerce").

         Unioffice is engaged in the online sales of office stationery supplies while MyWeb E-Commerce is an online shop for fast moving consumer goods. MyWeb E-Commerce mainly distributes Unilever, Kao and Indocafe branded products.

         To expand our e-commerce business, in January 2000, we acquired a 95.0% interest in Easy2Bid Pte. Ltd. ("Easy2Bid"), an internet auction company incorporated in Singapore, in exchange for 6,200 shares of our common stock at the agreed value of S$32.26 per share. Easy2Bid operates the online auction site, www.easy2bid.com. We plan to expand Easy2Bid's business in Singapore and use it as a base to start online auction sites in Malaysia and China.

         We entered into a sales and purchase agreement, dated January 2, 2000, to acquire a 66.67% interest in Pacific Office Supplies Sdn. Bhd. ("Pacific Office"), a Malaysian corporation, for cash consideration of Malaysian Ringgit ("RM") 4,666,667. The amount of the consideration is subject to renegotiation if, upon the completion of satisfactory due diligence, the revenue and net tangible assets of Pacific Office varies by more than 3% as compared to its revenues and net tangible assets as at the date of the agreement. Pacific Office is engaged in the stationery and office supplies trading business. We plan to develop an online sales operations for Pacific Office and integrate such online operations into our portals to expand our e-commerce operations.

         As part of our efforts to enhance our image and increase our public awareness, we engaged Merger Communications, Inc. ("Merger Communications") for a one year period, beginning September 28, 1999, to provide media relation services in the United States. In consideration for such services, we issued Merger Communications 15,000 shares of our common stock.

         Customers

Our major customers (that account for more than 5% of our total revenue) for our two main business lines are the following.

                                                         % Contribution to total
                  Major Customers                              1999 revenue
                  ---------------                        -----------------------

Advertising       Cyber Village Pte. Ltd.                          9.5%
                  Alam Teknokrat Sdn. Bhd.                        0.9%
                  Compaq (China Investment Co. Ltd.)              0.2%
                  TA Decor Sdn. Bhd.                              0.2%
                  Wonder Snow Sdn. Bhd.                           0.2%

E-commerce        Hangzhou Westlake Electronics                  26.5%
                      Import and Export Co. Ltd.
                  Pemasaran Jaya Mas Sdn. Bhd.                    5.4%
                  Saw Beng Swee Sdn. Bhd.                         8.5%
                  Visan Holdings Sdn. Bhd.                        8.5%
                  Elemkay Resources Sdn. Bhd.                     5.5%

         E-commerce revenue from Hangzhou Westlake, which contributed 26% of our total revenue for the year 1999, represented non-recurring sales of set-top boxes manufactured by Philips, which were ordered through our portal in China. We are not dependent upon any single customer or supplier in our business.

         Licenses

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

         China has enacted regulations governing Internet access and the distribution of news and other information. In the past, the PRC government has stopped the distribution of information over the Internet that it believes violated PRC laws or regulations, including content that is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. The Ministry of Public Security also has the authority to cause any local Internet service provider to block any Web site maintained outside China at its sole discretion. In addition, the Propaganda Department of the Chinese Communist Party has been given the responsibility to censor news published in China to ensure, supervise and control proper political ideology.

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

         Business License and Approval for Foreign Investment. Under current PRC law, the legal establishment of a technology company such as MyWeb Beijing must be approved by the relevant local Commission for Foreign Economic Relations and Trade. MyWeb Beijing has obtained such approval. MyWeb Beijing is also required to have a business license issued by the SAIC. MyWeb Beijing's business license has lapsed and renewal of the business license is dependent on MyWeb Beijing passing the annual inspection by the SAIC.

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

       - while we try to ensure that our licensees maintain the quality of our brand, our licensees may take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our products and Internet properties; and

       - protection of the distinctive elements of MyWeb may not be available under copyright law.

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

         We entered into a two-year Binary License and Redistribution Agreement with Sun Microsystems, Inc. ("Sun") in March 1999 (the "Sun Agreement"). The Sun Agreement permits us to reproduce and redistribute Sun's "JavaOS for Consumers" and its "Personal Applications Browser". We have not incorporated the licensed Java technology of Sun into any of our co-branded set-top boxes, due primarily to technical issues, and we have no intention to do so in the future. For the "JavaOS for Consumers", the royalties payable under the Sun Agreement in the first and second year are $234,000 and $360,000, respectively. For the "Personal Applications Browser", the royalties payable in the first and second years are $22,750 and $35,000, respectively. As of December 31, 1999, we accrued costs related to the Sun Agreement in the amount of $256,750 under Cost of Revenues for the 1999 Period. However, we have not made any payment under the Sun Agreement and are disputing our obligation to pay any amounts under the agreement. We are in discussions with Sun to resolve this matter.

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

         As of the end of December 1998, we employed 14 full-time employees based in Malaysia, of which 3 are in sales and marketing, 5 are in design and technical positions and 6 are in general administration. As of the end of 1997, we employed 16 full-time employees based in Malaysia, including 4 in sales and marketing, 7 in design and technical positions, and 5 in general administration.

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


Item 2.  Description of Property

         We currently do not own any property. We lease our office in Kuala Lumpur, Malaysia. We have entered into lease arrangements with Woi Seen Chin Enterprises Sdn. Bhd. and Selekta Bakti Sdn. Bhd. Our lease with Woi Seen Chin Enterprises is for approximately 5,000 square feet of commercial office space located at Unit G506 & G606, Blk G, Phileo Damansara I, Jalan Damansara, Malaysia. Our lease with Selekta Bakti is for approximately 5,000 square feet of commercial office space located at G505 & G605, Blk G, Phileo Damansara I, Jalan Damansara, Malaysia.

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

         In addition, on March 23, 2000, Samsung Asia Pte. Ltd., a Singapore corporation, confirmed their acceptance to subscribe to 100,000 shares of our common stock at a price of $8 per share for a total consideration of $800,000 in a private placement pursuant to section 4(2) or 3(b) of the 1933 Securities Act. The completion of this private placement is pending the preparation and execution of a formal subscription agreement.


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


         Consolidated Results of Operations

                  Revenues

         The following table and discussion highlights our revenues for the years ended December 31, 1999, 1998 and 1997.




                                                              1999                 1998            1997
                                                        ---------------------------------------------------
Revenues:                                                               (in thousands of dollars)

     Advertising and design work                              $  498              $  303                  -
     Electronic commerce                                       2,940                   -                  -
     Subscription services, Licensing and others                  74               1,008                102
                                                           ---------             -------           --------

       Total Revenue                                          $3,512              $1,311               $102
                                                           ---------             -------           --------
                                                           =========             =======           ========

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

                  Costs and Expenses

         The following table and discussion highlights our costs and expenses for the years ended December 31, 1999, 1998 and 1997.



                                                            1999              1998             1997
                                                      --------------------------------------------------

                                                                      (in thousands of dollars)
     Costs and expenses:
     Costs of revenues                                    $3,530                $109              $  0
     Sales and marketing                                   6,326                 224                37
     Product Development                                   4,396                 313               204
     General administration                                2,659                 289               114
                                                         -------             -------           -------
         Total costs and expenses                        $16,911                $935              $355
                                                         -------             -------           -------
                                                         =======             =======           =======

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

                  Cost of Revenues

         Cost of revenues includes the costs of merchandise sold and royalties paid for licensed technologies. Cost of revenues increased 3,138% from $109,000 in the 1998 Period to $3.53 million in the 1999 Period. This increase was due to the increase in e-commerce transactions and sales of set-top boxes. We have also recognized expenses related to the royalties for licensed technologies from Sun Microsystems, Inc. for a total amount of $256,750 for the 1999 Period. However, we have not made any payment under the agreement and are disputing our obligation to pay any amounts under the agreement.

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

         Product development costs increased 1,304% from $313,000 in the 1998 Period to $4.40 million in the 1999 Period, and increased as a percentage of total revenues from 24% in the 1998 Period to 125% in the 1999 Period. The increase in product development costs was primarily due the stock compensation expense of $3.9 million for the 1999 Period in connection with certain of our product development employees allowed to exercise their options without paying the exercise price (cashless exercise) as well as the excess of the fair value over the exercise prices of options granted to certain of the product development employees which became immediately exercisable on the date of the grant. The increase was also attributable to the increase in the number of technical employees that develop and enhance MyWeb online media properties. We have expensed all internal product development costs as incurred and expect to incur increased product development costs in future periods in order to remain competitive. The decrease in product development costs as a percentage of total revenues was primarily a result of the substantial growth in revenues.

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


                  Comparison of the year ended December 31, 1998 to the nine month period ended December 31, 1997

                  Total Revenues

         Revenues increased from $102,000 in the nine month period beginning on TecnoChannel's date of inception (April 5, 1997) and ended on December 31, 1997 (the "1997 Period") to $1.31 million in the fiscal year ended December 31, 1998 (the "1998 Period"), an increase of 1,185%. This increase was attributable to the increasing acceptance in the marketplace of the products and services of TecnoChannel, which were introduced in the fourth quarter of 1997. One customer, Wizoffice Pte. Ltd., accounted for approximately 90% of revenues during the 1997 Period, while one customer, Philips Consumer Electronics (and subsidiaries thereof), accounted for approximately 77% of revenue during the 1998 Period.


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

         Product development expenses consist primarily of employee compensation relating to developing and enhancing features of our online service properties and our products. The increase in absolute dollars from the 1997 Period is primarily a result of the increase in the number of engineers responsible for product development. We have expensed, as incurred, all internal product development costs and expect to incur increased product development costs in absolute dollars in future periods to remain competitive.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On March 22, 2000, MyWeb Inc.com ("MyWeb") dismissed Wlosek & Braverman, L.L.C. ("Wlosek & Braverman"), the independent accountants that had audited the financial statements of Asia Media Communications, Inc. ("Asia Media"), MyWeb's predecessor, for the fiscal years ended December 31, 1997 and December 31, 1998. The reports of Wlosek & Braverman on Asia Media's financial statements for such periods did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that each such expressed an uncertainty as to the ability of Asia Media to continue as a going concern and the financial statements did not include any adjustments to reflect the effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Asia Media to continue as a going concern. The dismissal of Wlosek & Braverman, L.L.C., was approved by MyWeb's Board of Directors. There were no disagreements between Asia Media or MyWeb and Wlosek & Braverman on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure. Wlosek & Braverman did not advise Asia Media or MyWeb with respect to any of the matters set forth in item 304(a)(1)(iv)(B) of Regulation S-B promulgated by the Securities and Exchange Commission.

         On March 22, 2000, MyWeb engaged Arthur Andersen as the principal accountant to audit MyWeb's financial statements for the fiscal year ended December 31, 1999.

         Subsequent to its appointment in March 1999 as auditors of TecnoChannel Technologies Sdn. Bhd. ("TecnoChannel"), a wholly-owned subsidiary of MyWeb, Arthur Andersen consulted with management of TecnoChannel, in the normal course of its audit, on various accounting and reporting issues, including TecnoChannel's arrangement with third parties pursuant to which it provides access to TecnoChannel's Web-TV technology to third parties in exchange for directing users to TecnoChannel's web-site ("barter transactions"). Arthur Andersen advised TecnoChannel that barter transactions should be accounted for in accordance with Accounting Principles Board (APB) Opinion No. 29, Accounting for Non Monetary Transactions, which states in part that, in general, accounting for nonmonetary transactions should be based on the fair values of the assets (or services) involved which is the same basis as that used in monetary transactions. Thus, the cost of a nonmonetary asset acquired in exchange for another nonmonetary asset is the fair value of the asset surrendered to obtain it, and a gain or loss should be recognized on the exchange. The fair value of the asset received should be used to measure the cost if it is more clearly evident than the fair value of the asset surrendered. Similarly, a nonmonetary asset received in a nonreciprocal transfer should be recorded at the fair value of the asset received. If the fair values of the assets/services surrendered or received in the transaction are not readily determinable, the book value of the asset surrendered should be used to record the transaction.

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

Name                           Age          Position
----                           ---          --------

Nin Contreras                45         President and Chief Executive Officer
Wong Thean Soon              29         Chairman and Director
Danny Teow Teck Toe          30         Executive Director
Victor Fook Ai Ng            52         Executive Director, Chief Financial
                                        Officer, Treasurer and Secretary
Alvin Roy Granoff            52         Independent Director
George S. Bayoud, Jr.        45         Independent Director
K. Shanmugam*                40         Independent Director
Alex Jorge                   28         Vice President
Pan Dong                     41         Vice President
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


Thean Soon Wong             Mr. Wong was  appointed as  Chairman of our Board of
                            Directors in February 1999. Mr. Wong is a co-founder
                            of TecnoChannel  Technologies Sdn. Bhd. From 1997 to
                            March 2000,  Mr.  Wong was a director  and the chief
                            executive  officer of TecnoChannel.  From 1996 until
                            1997,  Mr.  Wong  was  the  executive   director  of
                            Cybersource Pte, Ltd., a privately-held internet consulting firm. In 1995, Mr. Wong graduated from the National University of Singapore with a Bachelor of Electrical Engineering degree.


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

K. Shanmugam               Mr.  Shanmugan has been nominated as a director.  Mr.
                           Shanmugam is a Partner and Deputy Head of  Litigation
                           at the Singapore law firm of Allen & Gledhill.  Since
                           January 1993, Mr.  Shanmugam has served as a director
                           of Eastern  Development  Pte, Ltd.  Mr Shanmugam  has
                           served as a  director  of  SembCorp  Industries  Ltd.
                           since July 1998.  He has also  served as  Director of
                           Asia Food & Properties Ltd. and Golden Agri-Resources
                           Ltd. since July 1997 and May 1999,  respectively.  He
                           is a  mediator  with the  panel of  mediators  of the
                           Singapore Mediation Centre, a Fellow of the Singapore
                           Institute of Arbitrators  and Chartered  Institute of
                           Arbitrators,  as well as a  Member  of the  Pabek  of
                           Accredited Arbitrators of the Singapore International
                           Arbitration Centre. He was appointed a Senior Counsel
                           of  the   Singapore  Bar  on  January  19,  1998.  Mr
                           Shanmugam graduated with a first class Honors degree from the National University of Singapore in 1984. It is intended that Mr. Shanmugan's appointment will be formalized in April 2000.

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

Pan Dong                    Mr. Dong was appointed Vice President in March 2000.
                            Mr. Dong was previously employed by General Electric Company offices in Shanghai and Beijing for a total of 4 years prior to joining MyWeb. His other previous employment history included a joint venture in a PVC Window Company, China Project Department, China Machinery Import and Export Corporation, National Institute of Building Materials, Accuride Canada Inc. He was primarily involved in the implementation and monitoring of operations and productivity issues, business developments, investment projects, joint ventures and partnerships, among others. Mr. Dong has an MBA from the University of Western Ontario, Canada and a Master of Science in Industrial Engineering from Wuhan Technology University, China.


             Section 16(A) Beneficial Ownership Reporting Compliance

To our knowledge, based on a review of the copies of the reports which have been furnished to us, the following persons are directors, officers, or beneficial owners of 10% or more of our common stock subject to Section 16(a) of the Exchange Act that failed to file on a timely basis Forms 3, 4 and/or 5, with respect to our 1999 fiscal year.

     Thean Soon Wong had a reportable event in 1999 and has not filed a Form 4 or Form 5. Victor Ng had reportable events in 1999 and has not filed Forms 4 or a Form 5. Danny Teow Teck Toe had reportable events in 1999 and has not filed Forms 4 or a Form 5. Alex Jorge has not filed a Form 3, and a Form 4 or Form 5 for a reportable event in 1999. Alvin Roy Granoff had a reportable event in 1999 and has not filed a Form 4 or Form 5. George S. Bayoud, Jr. had a reportable event in 1999 and has not filed a Form 4 or Form 5. Neutron Enterprises Inc. had a reportable event in 1999 and has not filed a Form 4 or Form 5. Chew Giak Sim, who owns 50.1% of Neutron Enterprises Inc., if required to do so, has not field a Form 3, or a Form 4 or Form 5 for the above-mentioned event that is reportable by Neutron Enterprises Inc.


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





                                                      SUMMARY COMPENSATION TABLE

-------------------------- -------- ---------------------------------------------- -----------------------------------
                                                 Annual Compensation                     Long-Term Compensation
                                    ------------- ------------- ------------------ ----------------- -----------------
                                                                                        Awards            Payout
                                                                                   ----------------- -----------------
   Name and Principal                                                                 Securities
        Position                                                  Other Annual       Under-lying        All Other
                           Year        Salary        Bonus        Compensation       Options/SARs      Compensation
                                        ($)           ($)              ($)               (#)               ($)
           (a)               (b)        (c)           (d)              (e)               (g)               (i)
-------------------------- -------- ------------- ------------- ------------------ ----------------- -----------------

Thean Soon Wong -           1999       53,684        5,263         105,263(1)          100,000           7,074(2)

Chairman of MyWeb
Inc.com and CEO of
TecnoChannel
-------------------------- -------- ------------- ------------- ------------------ ----------------- -----------------

                            1998       25,263        2,105          31,579(1)              0             3,284(2)

-------------------------- -------- ------------- ------------- ------------------ ----------------- -----------------

                            1997       18,947        2,105              0                  0             2,274(2)

-------------------------- -------- ------------- ------------- ------------------ ----------------- -----------------



----------
Note:
(1) Represents Mr. Wong's fees for services as a director of TecnoChannel Technologies.
(2) Represents the Company's contribution to Mr Wong's Employee Provident Fund which is required under Malaysian law.



                                                 OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                          (INDIVIDUAL GRANTS)

----------------------- ------------------ ------------------------- --------------- ------------------- -------------
                            Number of          Percent of Total
                           Securities       Options / SARs Granted                    Market Price on
                           Underlying       to Employees In Fiscal    Exercise Or      Date of Grant
         Name            Options / SARs              Year              Base Price          ($/Sh)         Expiration
         (a)               Granted (#)               (c)                 ($/Sh)             (e)              Date
                               (b)                                        (d)                                (f)
----------------------- ------------------ ------------------------- --------------- ------------------- -------------

Thean Soon Wong              100,000                6.89%                 6.00            16.81(1)        11/06/2004

----------------------- ------------------ ------------------------- --------------- ------------------- -------------


----------
Note:
(1)  Grant date present value $2,380,000




                                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                                           OPTION/SAR VALUES


------------------------ ------------------ ------------------ ------------------------------ ------------------------
                                                                   Number of Securities        Value of Unexercised
                                                                  Underlying Unexercised           In-The-Money
                         Shares acquired                       Options / SARs at FY-End (#)   Options/SARs At FY-End
         Name            on exercise         Value realized     Exercisable / Unexercisable      ($) Exercisable /
                                (#)                ($)                                             Unexercisable
                                                                            (d)
          (a)                   (b)                (c)                                                  (e)
------------------------ ------------------ ------------------ ------------------------------ ------------------------
------------------------ ------------------ ------------------ ------------------------------ ------------------------
    Thean Soon Wong              0                  0              Exercisable: 100,000       Exercisable: 2,100,000
------------------------ ------------------ ------------------ ------------------------------ ------------------------


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

         In May 1999, we entered into an employment agreement with Danny Teow Teck Toe to serve as our Chief Operating Officer. The agreement does not specify Mr. Toe's term of employment. Mr. Toe's annual compensation is $84,000. Mr. Toe resigned as Chief Operating Officer in oMarch 2000. The Board of Directors appointed Mr. Toe to serve as a director in November 1999.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         Security Ownership of Certain Beneficial Owners

         The following table sets forth information regarding beneficial ownership of our common stock by all shareholders who own 5% or more of our common stock. The ownership reflected in the table is accurate as of March 31, 2000.





                                            Direct Interest      Indirect Interest      Total Interest
Shareholders                                 No. of shares         No. of shares        No. of shares       (%)
------------------------------------------ -----------------    -------------------  ------------------- --------
Holders of 5% or more

T S Wong (1)                                    100,000              2,675,950              2,775,950        24.8
Block G, Unit G606
Phileo Damansara 1
46350 Petaling Jaya
Malaysia


Neutron Enterprises Inc. (2)                   1,450,000                 -                  1,450,000        13.1
Incubator 2, Unit G3
Technology Park Malaysia
57000 Kuala Lumpur, Malaysia


Meng Fui Cheah                                  97,000               850,000(3)             947,000(4)        8.5
Incubator 2, Unit G3,
Technology Park Malaysia
Lebuhraya Puchong-Sungei Besi,
Bukit Jalil

Victor Ng (5)                                   78,032                789,550                867,582          7.8
Block G, Unit G606
Phileo Damansara 1
46350 Petaling Jaya
Malaysia


Dr. Ahmad Mustaffa Babjee                       20,000               850,000(6)             870,000(7)        7.8
Incubator 2, Unit G3,
Technology Park Malaysia
Lebuhraya Puchong-Sungei Besi,
Bukit Jalil

Free Earth Investments Ltd. (8)                 789,550                  -                   789,550          7.1
612, Telok Blangah Road
#01-03, Fairways Condominium
Singapore


-------
Note:
(1) Of such shares, 2,675,950 are owned of record by Star Channel Systems Sdn. Bhd., of which Mr. Wong owns 76.5% of the outstanding stock.
(2) Neutron Enterprises Inc. is a company which is 50.1% owned by Mr. Sim Chew Gaik.
(3) Owned of record by Jerisle Ltd., of which Mr. Cheah owns 100% of the outstanding stock.
(4) Inclusive of 20,000 shares Mr. Cheah has the right to acquire beneficial ownership within 60 days.
(5) Of such shares, 789,550 are owned of record in the name of Free Earth Investments Ltd. Doris Poh Heem Huang (now deceased) was the owner of Free Earth Investments Ltd. Mrs. Poh was the wife of Mr. Ng. Under the will of Mrs. Poh, the only beneficiary of these shares is Ng E-Ming Joyce, the daughter of Mr. Ng and Mrs. Poh. Mr. Ng disclaims beneficial ownership of these shares.

(6) Owned of record by Ambang Dinamik Sdn. Bhd., of which Dr. Babjee owns 100% of the outstanding stock.
(7) Inclusive of 20,000 shares Dr. Babjee has the right to acquire beneficial ownership within 60 days.
(8) Doris Poh Heem Huang (now deceased) was the owner of Free Earth Investments Ltd. Mrs. Poh was the wife of Victor Ng, one of our directors and officers. Mr. Ng disclaims beneficial ownership of these shares. Under the will of Mrs. Poh, the only beneficiary of these shares is Ng E-Ming Joyce, the daughter of Mr. Ng and Mrs. Poh. Does not include shares which are subject to options held by Mr. Ng.

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





                                           Direct Interest     Indirect Interest     Total Interest
Shareholders                                No. of shares        No. of Shares       No. of shares       (%)
----------------------------------------- ------------------ -------------------- ------------------- --------
Directors

T S Wong (1)                                   100,000             2,675,950           2,775,950        24.8
Block G, Unit G606
Phileo Damansara 1
46350 Petaling Jaya
Malaysia


Victor Ng (2)                                  78,032               789,550              867,582          7.8
Block G, Unit G606
Phileo Damansara 1
46350 Petaling Jaya
Malaysia


Danny Toe Teow Teck                           103,473               425,000(3)           528,473          4.8
Block G, Unit G606
Phileo Damansara 1
46350 Petaling Jaya
Malaysia

Alvin Roy Granoff                              50,000                17,000               67,000(4)       0.6
3013 Fairmount
Dallas, Texas
United States of America

George S. Bayoud, Jr.                          50,000                    -                50,000(5)       0.4
3909 Maramar Ave.
Dallas, Texas 75205
United States of America

All executive officers and directors as       381,505             3,907,500            4,289,005
a group



-----
Note:

(1) Of such shares, 2,675,950 are owned of record by Star Channel Systems Sdn. Bhd., of which Mr. Wong owns 76.5% of the outstanding stock.
(2) Of such shares, 789,550 are owned of record in the name of Free Earth Investments Ltd. Doris Poh Heem Huang (now deceased) was the owner of Free Earth Investments Ltd. Mrs. Poh was the wife of Mr. Ng. Under the will of Mrs. Poh, the only beneficiary of these shares is Ng E-Ming Joyce, the daughter of Mr. Ng and Mrs. Poh. Mr. Ng disclaims beneficial ownership of these shares.
(3) Owned of record by Mdm. Tan Sew Lan as trustee for her son, Mr. Toe
(4) Inclusive of 50,000 shares that Mr Granoff has the right to acquire beneficial ownership of within 60 days.
(5) Inclusive of 50,000 shares that Mr. Bayoud has the right to acquire beneficial ownership of within 60 days.


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

3.1(g)     *     Certificate   of   Correction   to   Restated    Articles    of
                 Incorporation, incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, as filed with the Commission on April 14, 2000.

3.2        *     MyWeb Inc.com's By-laws incorporated by reference to its Report on Form 10-SB as filed with the Commission on February 16, 1994.

10.1       *     Agreement and  Plan of  Merger, dated  March 18, 1996,  by  and among Asia Media  Communications,  Ltd.,  AMC Merger Co., Inc.,
                 Kremlyovskaya  Group,  Inc.,  Riccardo  Franchini  and  Richard
                 Gaspar, incorporated by reference to the Current Report on Form
                 8-K of Asia  Media  Communications, Ltd. (Commission  File  No.
                 0-23462) filed with the Commission on April 2, 1996

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

10.6       *     Share  Acquisition  Agreement, dated  December 1996, among  IPC
                 Corporation,   Asia   Media   Communications,   Ltd.   and  AMC
                 International Holdings, Ltd., incorporated by reference to the Annual Report on Form 10-KSB of Asia Media Communications, Ltd.
                 (Commission  File  No.  0-23462)  for  the  fiscal  year  ended
                 December 31, 1996,  filed with the  Commission  on December 30,
                 1998.

10.7       *     Letter   Agreement,   dated   April  1,   1997,   between   AMC
                 International Holdings, Ltd. and IPC Corporation, incorporated by reference to the Annual Report on Form 10-KSB of Asia Media
                 Communications, Ltd. (Commission File No. 0-23462) for the fiscal year ended December 31, 1996, filed with the Commission on December 30, 1998.

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

10.10      *     Acquisition  Agreement, dated February  24, 1999, by  and among
                 Asia Media Communications, Ltd., TecnoChannel Technologies Sdn.
                 Bhd., all shareholders of TecnoChannel  Technologies  Sdn. Bhd.
                 and GEM Ventures Ltd., incorporated by reference to the Current
                 Report  on  Form  8-K  of  Asia  Media   Communications,   Ltd.
                 (Commission  File No.  0-23462),  filed with the  Commission on
                 March 11, 1999.

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

10.13      *     Employment Agreement, dated  April 2, 1997,  between T.S.  Wong and TecnoChannel Sdn. Bhd., incorporated by reference to the Registration Statement on Form SB-2 of MyWeb Inc.com, filed on
                 October 28, 1999.

10.14      *     Tenancy Agreement, dated April 28, 1999, by and between Selekta
                 Bakti Sdn. Bhd. and TecnoChannel Technologies Sdn. Bhd., incorporated by reference to the Registration Statement on Form
                 SB-2 of MyWeb Inc.com, filed on October 28, 1999.

10.15      *     Tenancy Agreement, dated April 28, 1999,  by  and  between  Woi
                 Seen Chin Enterprises  Sdn. Bhd. and TecnoChannel  Technologies
                 Sdn.  Bhd.,  incorporated  by  reference  to  the  Registration
                 Statement on Form SB-2 of MyWeb  Inc.com,  filed on October 28,
                 1999.

10.16      *     Rental of Storage Space Agreement, dated March 16, 1999, by and between Woo Ah Lek and TecnoChannel Technologies Sdn. Bhd., incorporated by reference to the Registration Statement on Form
                 SB-2 of MyWeb Inc.com, filed on October 28, 1999.

10.17      *     Office Service Agreement, dated  June 3, 1999,  by and  between
                 Alliance/Interoffice San Francisco, LLC and MyWeb Inc.com., incorporated by reference to the Registration Statement on Form
                 SB-2 of MyWeb Inc.com, filed on October 28, 1999.

10.18      *     Lease Agreement, dated April 29, 1999,  by  and  between  MyWeb
                 Asia Pte, Ltd. and Lee Wing Han, incorporated by reference to the Registration Statement on Form SB-2 of MyWeb Inc.com, filed on October 28, 1999.

10.19      * +   Binary License  and Redistribution  Agreement, dated  March 28,
                 1999, by and between Sun  Microsystems,  Inc. and  TecnoChannel
                 Sdn.  Bhd.,  incorporated  by  reference  to  the  Registration
                 Statement on Form SB-2 of MyWeb  Inc.com,  filed on October 28,
                 1999.

10.20      * +   License  Agreement, dated  January  4, 1999,  by  and   between
                 TecnoChannel    Technologies    Sdn.    Bhd.    and   NetChina,
                 incorporated by reference to the Registration Statement on Form
                 SB-2 of MyWeb Inc.com, filed on October 28, 1999.

10.21      * +   Memorandum  of  Understanding,  dated  March 15,  1999, by  and between MyWeb Inc.com and Masslink, incorporated by reference to the Registration Statement on Form SB-2 of MyWeb Inc.com, filed on October 28, 1999.

10.22      * *   Agreement, dated June 16, 1999,  by  and  between MyWeb Inc.com and Xin Hua Organization.

10.23      * +   Joint Venture Agreement,  dated July  12, 1999, by  and between
                 MyWeb   Inc.com  and  Qingdao   Haier   Computer   Co.,   Ltd.,
                 incorporated by reference to the Registration Statement on Form
                 SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.24      * +   Memorandum  of  Understanding,  dated  April  8, 1999,  by  and between MyWeb Inc.com and Lang Chao Computer Co., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.25      * +   Service  Agreement,  dated  January 2,  1999,  by  and  between
                 TecnoChannel  Technologies  Sdn.  Bhd. and Unilever  (Malaysia)
                 Holdings   Sdn.   Bhd.,   incorporated   by  reference  to  the
                 Registration Statement on Form SB-2A of MyWeb Inc.com, filed on
                 November 12, 1999.

10.26      * +   Agreement, dated December 8, 1997, by and  between TecnoChannel
                 Technologies Sdn. Bhd. and Philips Consumer Electronics B.V., incorporated by reference to the Registration Statement on Form
                 SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.27      * +   Joint Venture Agreement, dated  April 12, 1999, by  and between
                 Asia   Media   Communications,    Ltd.  and   Beijing   Telecom
                 Communication   Ltd.,   incorporated   by   reference   to  the
                 Registration Statement on Form SB-2A of MyWeb Inc.com, filed on
                 November 12, 1999.

10.28      * +   License  Agreement,  dated   May   4,  1999,   by  and  between
                 TecnoChannel   Technologies  Sdn.  Bhd.  and   HKNet  Co. Ltd.,
                 incorporated by reference to the Registration Statement on Form
                 SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.29      * +   Memorandum of Understanding, dated May 19, 1999, by and between
                 MyWeb Inc.com and China Sci-Technologies  International Trust &
                 Investment   Co.  Ltd.,   incorporated   by  reference  to  the
                 Registration Statement on Form SB-2A of MyWeb Inc.com, filed on
                 November 12, 1999.

10.30      * +   Lease  Agreement, dated  June  2, 1999,  by  and  between MyWeb
                 Inc.com and Beijing  Chongwen-New World Properties  Development
                 Co. Ltd.,  incorporated  by  reference to the Annual  Report on
                 Form   10-KSB   of    MyWeb Inc.com,    as   filed   with   the
                 Commission on April 14, 2000.

10.31      * +   Letter  of Agreement, dated June 22, 1999, by and between MyWeb
                 Inc.com and Ogilvy Public Relations Worldwide., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb
                 Inc.com, filed on November 12, 1999.

10.32      +     Co-operation Agreement, dated May 18, 1999,  between SOYEA Ltd.
                 and MyWeb Inc.com

10.33      *     Agreement,  dated  June  28, 1999, between Ncore Technology and
                 TecnoChannel Technologies Sdn. Bhd., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.34      * +   Letter of  Intent,  dated  October 25,  1999,  between  Infosto
                 Information  Technology  (Beijing)  Co. Ltd.  and MyWeb Network
                 System (Beijing) Co., Ltd., incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, as filed with the Commission on April 14, 2000.

10.35      * +   Agreement,  dated   October  23,  1999,   between  TVSN   China
                 (Holdings) Ltd. and MyWeb Inc.com., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.36      +     Co-operation  Agreement between  Beijing  Yinjian Industry Co.,
                 Ltd. and MyWeb Network Systems (Beijing) Co., Ltd., effective as of October 1, 1999.

10.37      * +   Agreement between  Beijing Goyoyo  Technology Development, Ltd.
                 and MyWeb  Inc.com.,  incorporated  by  reference to the Annual
                 Report on Form 10-KSB of MyWeb Inc.com, as filed with the Commission on April 14, 2000.

10.38      +     Website  Co-operation  Agreement  between  Shenzhen  Prosperity
                 Systems Co.,  Ltd. and  MyWeb  Network  Systems  (Beijing) Co.,
                 Ltd., effective as of October 30, 1999.

10.39      * +   Agreement  between www.158.com.ch  (Beijing Hairong Information
                 System Ltd.) and MyWeb Inc.com, incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, as filed with the Commission on April 14, 2000.

10.40      *     Employment Agreement, dated May 1, 1999, between Danny Toe Teow
                 Teck and MyWeb Inc.com., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on
                 November 12, 1999.

10.41      * +   Media Relations Cooperation Agreement, dated February 23, 1999,
                 between   Merger   Communications,    Inc.   and   Asia   Media
                 Communications,  Ltd.,   incorporated   by   reference  to  the
                 Registration Statement on Form SB-2A of MyWeb Inc.com, filed on
                 November 12, 1999.

10.42      *     Settlement Agreement between  Merger  Communications,  Inc. and
                 MyWeb Inc.com, incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, as filed with the Commission on April 14, 2000.

10.43      +     Media Relations Cooperation Contract, dated September 28, 1999, between Merger Communications, Inc. and MyWeb Inc.com.


10.44      * +   Sale  and  Purchase  Agreement  dated  January 3, 2000  between
                 MyWeb Inc.com and Deepa Nilkanth Mahajan for purchase of 95% of outstanding and issued shares in Easy2Bid Pte, Ltd., incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, as filed with the Commission on April 14, 2000.

10.45      * +   Sale and Purchase Agreement dated January 2, 2000 between MyWeb
                 Inc.com  and Tan Tian Sin and Chew  Siau Fong for  purchase  of
                 13,334 shares representing 66.67% of the issued and paid-up capital of Pacific Office Supplies Sdn. Bhd., incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, as filed with the Commission on April 14, 2000.


10.46      **    Co-marketing Agreement  dated February  22, 2000  between MyWeb
                 Inc.com and Asia Infonet Co., Ltd.

10.47      * +   License  Agreement  dated  February  15,  2000   between  MyWeb
                 Inc.com and MyWeb Americas, Inc., incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, as filed with the Commission on April 14, 2000.


10.48            [Not Used]

10.49            [Not Used]

10.50      *     Agreement  for  Bank Loan  between  MyWeb  (Beijing)  and China
                 Construction  Bank,  incorporated  by  reference  to the Annual
                 Report on Form 10-KSB of MyWeb Inc.com, as filed with the Commission on April 14, 2000.

10.51      *     Mortgage   Agreement   between   MyWeb   (Beijing)  and   China
                 Construction  Bank,  incorporated   by  reference to the Annual
                 Report on Form 10-KSB of MyWeb Inc.com, as filed with the Commission on April 14, 2000.

10.52            [Not Used]

10.53            [Not Used]

10.54            [Not Used]

10.55      **    Component  Sale  and  Purchase  Agreement, dated July  9, 1999,
                 between  Philips   Singapore   Pte,    Ltd.  and   TecnoChannel
                 Technologies Sdn. Bhd.

10.56      * +   Service Agreement, dated May 24, 1999, between CorpCom Services
                 Sdn. Bhd. and TecnoChannel Technologies Sdn. Bhd., incorporated by reference to the Annual Report on Form 10-KSB of MyWeb
                 Inc.com, as filed with the Commission on April 14, 2000.


10.57      +     Service Agreement,  dated  October  1, 1999, between  De Flower
                 Shop and TecnoChannel Technologies Sdn. Bhd.


10.58      +     Service  Agreement,  dated   November  1,  1999,   between  MPH
                 Bookstores Sdn. Bhd. and TecnoChannel Technologies Sdn. Bhd.

10.59      * +   Distribution Agreement, dated  July 15, 1999, between KL Mutual
                 Fund Bhd. and TecnoChannel Technologies Sdn. Bhd., incorporated by reference to the Annual Report on Form 10-KSB of MyWeb
                 Inc.com, as filed with the Commission on April 14, 2000.

10.60      **    Advertising  Contract, dated  November 1,  1999,  between GWCom
                 Information Technology (Shanghai) Co. and MyWeb (Beijing)

10.61      **    Cooperation Agreement, dated  September 8, 1999,  between GWCom
                 Information Technology (Shanghai) Co. and MyWeb (Beijing)


10.62      * +   QNX  OEM  Licensing Agreement  dated  April 5, 2000 between QNX
                 Software Systems Ltd. and TecnoChannel Technologies Sdn. Bhd., incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, as filed with the Commission on April 14, 2000.

10.63      *     Subscription  Agreement,   dated   March  23,  2000,  for  Asia
                 Internet Assets, Inc. to subscribe for MyWeb Inc.com's common stock, incorporated by reference to the Annual Report on Form
                 10-KSB  of MyWeb Inc.com, as filed with the Commission on April
                 14, 2000.

10.64      *     Letter,  dated  March 23,  2000,  confirming  Samsung Asia Pte,
                 Ltd.'s acceptance of MyWeb Inc.com's offer to subscribe for MyWeb Inc.com common stock, incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, as filed with the Commission on April 14, 2000.

16.         *    Letter, from Wlosek  & Braverman, LLC, the  Registrant's former
                 principal   accountants,   to  the   Securities   and  Exchange
                 Commission pursuant to Item 304(a)(3) of Regulation S-B, incorporated by reference to the Current Report on Form 8-K of MyWeb Inc.com, filed on March 24, 2000 .

21.         *    Subsidiaries of  the Company, incorporated by  reference to the
                 Annual Report on Form 10-KSB of MyWeb Inc.com, as filed with the Commission on April 14, 2000.

23.         *    Consent of  Experts,  incorporated  by  reference to the Annual
                 Report on Form 10-KSB of MyWeb Inc.com, as filed with the Commission on April 14, 2000.

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


                                            MyWeb Inc.com

                                            By:   /s/  Thean Soon Wong
                                                  ------------------------------
                                                  Thean Soon Wong
                                                  Director and Chairman
                                                  Date: July  10, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Thean Soon Wong                 Chairman and Director         July 10, 2000
-------------------------------
Thean Soon Wong


/s/  Danny Teow Teck Toe             Director                      July 10, 2000
-------------------------------
Danny Teow Teck Toe


/s/ Victor Fook Ai Ng                Director and                  July 10, 2000
-------------------------------       Chief Financial Officer
Victor Fook Ai Ng


/s/  Kasiviswanathan Shanmugam       Director                      July 10, 2000
-------------------------------
Kasiviswanathan Shanmugam


/s/  Nin Contreras                   Chief Executive Officer       July 10, 2000
--------------------------------      and President
Nin Contreras



                                POWER OF ATTORNEY


         Each person whose signature appears above severally hereby constitute and appoint Thean Soon Wong, Victor Fook Ai Ng and each of them, their true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them and in their names, places and steads, in any and all capacities indicated above, to sign the Amendment No.1 to the Annual Report on Form 10-KSB/A of MyWeb Inc.com for the fiscal year ending December 31, 1999 and all amendments to such Amendment No. 1 to the Annual Report on Form 10-KSB/A, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform to all intents and purposes as they might or could do in person, hereby ratifying all that said attorneys-in-fact and agents, each acting alone, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                                  MYWEB INC.COM


Item 7.     Financial Statements and Supplementary Data

The following financial statements of the Company are included in Item 7.



Report of Independent Public Accountants.....................................F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998.................F-3

Consolidated Statements of Operations for the years ended
     December 31, 1999 and 1998, and the nine months ended
     December 31, 1997...................................................... F-4

Consolidated Statements of Changes in Stockholders' Equity for the
     years ended December 31, 1999 and 1998, and the nine months ended December 31, 1997.................................................F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999 and 1998, and the nine months ended
     December 31, 1997.......................................................F-7

Notes to Consolidated Financial Statements...................................F-8

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



                                                                 ARTHUR ANDERSEN



Kuala Lumpur
April 13, 2000




                                  MYWEB INC.COM
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31
                   (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE)


                                                                  --------------    --------------     --------------

                                                                      1999              1998               1997

                                                                  --------------    --------------     --------------

Assets:

Current Assets:
     Cash and cash equivalents                                            2,362                 -                  6
     Accounts receivable                                                  1,818             1,100                100
     Inventories                                                             43                 -                  -
     Prepaid expenses and other current assets                              466                 6                  6
                                                                  --------------    --------------     --------------


         Total Current Assets                                             4,689             1,106                112
                                                                  --------------    --------------     --------------


Property and equipment                                                      352                54                 46
                                                                  --------------    --------------     --------------


                                                                          5,041             1,160                158
                                                                  ==============    ==============     ==============

Liabilities and Shareholders' Equity:

Current Liabilities:
     Accounts payable, trade                                              1,861               408                187
     Other accounts payable                                               1,369               355                 27
     Due to directors                                                       198                37                171
     Deferred Revenue                                                        26                 -                  -

                                                                  --------------    --------------     --------------


Total Current Liabilities                                                 3,454               800                385

                                                                  --------------    --------------     --------------


Commitments and contingencies (Note 7)                                        -                 -                  -
Minority Interests                                                            7                 -                  -

Shareholders' Equity:
     Common stock, par value $0.01; authorized
         100,000,000 shares;
     Issued and outstanding 11,070,135 shares in 1999 and
         and 8,500,000 in 1998 and 1997                                     111                85                 85

     Additional paid-in capital                                          14,749               152               (59)
     Retained earnings (deficit)                                       (13,272)               123              (253)
     Other comprehensive loss                                               (8)                 -                  -


                                                                  --------------    --------------     --------------

     Total Shareholders' Equity                                           1,580               360              (227)

                                                                  --------------    --------------     --------------

                                                                          5,041             1,160                158

                                                                  ==============    ==============     ==============



                           The accompanying notes are an integral part of these consolidated balance sheets





                                  MYWEB INC.COM
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998,
                   AND THE NINE MONTHS ENDED DECEMBER 31, 1997
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNT)


                                                                1999                    1998                 1997
                                                       --------------------     -----------------    ------------------


Net Revenues                                                         3,512                 1,311                   102

Cost of revenues                                                     3,530                   109                     -
                                                       --------------------     -----------------    ------------------
Gross profit (loss)                                                   (18)                 1,202                   102
                                                       --------------------     -----------------    ------------------


Operating Expenses:
     Sales and marketing                                             6,326                   224                    37
     Product development                                             4,396                   313                   204
     General administration                                          2,659                   289                   114
                                                       --------------------     -----------------    ------------------


     Total operating expenses                                       13,381                   826                   355
                                                       --------------------     -----------------    ------------------


     Minority Interest                                                 (4)                     -                     -

Net Income (Loss)                                                 (13,395)                   376                 (253)
                                                       ====================     =================    ==================


Income (Loss) per share, Basic and Diluted                          (1.31)                  0.04                (0.03)
                                                       ====================     =================    ==================


Average number of common shares
outstanding                                                     10,241,352             8,500,000             8,500,000
                                                       ====================     =================    ==================




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




                                                                                     Accumulated
                                     Common                Additional                   other           Total
                                     Stock                  paid in     Retained    comprehensive    Stockholders'
                                     Shares      Amount     capital     earnings    income (loss)       Equity
                                     ------      ------    ----------   --------    -------------    -------------


Capitalization of                   8,500,000         85         (59)          -               -             26
TecnoChannel

Comprehensive loss
     Net Loss for 1997                                                      (253)                           (253)

Total Comprehensive loss                                                                                    (253)
                                    ----------  ---------    ---------   --------    ------------     -----------


Balance as at December 31, 1997     8,500,000         85          (59)      (253)               -           (227)

Capital contribution                                              211                                        211

Comprehensive income
     Net Income for 1998                                                     376                             376
Total Comprehensive income                                                                                   376
                                    ----------  ---------    ---------   --------    ------------     -----------

Balance as at December 31, 1998     8,500,000         85          152        123                             360

Acquisition of MyWeb Inc.com           55,356          1          (1)                                         -

Issuance of common stock              440,000          4          (4)                                         -

Issuance of common stock in         1,000,000         10                                                     10
connection with exercise of
warrants

Issuance of common stock in           526,250          5        3,775                                     3,780
connection with private
placement

Issuance of common stock in           200,000          2        1,498                                     1,500
connection with exercise of
options

Shares issued for litigation                -          -          330                                       330

Issuance of common stock in           348,529          4        6,343                                     6,347
connection with options
exercised for compensation





Compensation for stock option              -          -        2,656                                     2,656
grants

Comprehensive Loss:
Net Loss for 1999                                                      (13,395)                        (13,395)

Foreign currency translation                                                                (8)             (8)
                                                                                                    -----------

Total comprehensive loss                                                                               (13,403)
                                   ---------    -------    ---------    -------       ---------     -----------

Balance as at December 31, 1999   11,070,135        111       14,749   (13,272)             (8)          1,580

                                 ============ ========== ======================================================


                             The accompanying notes are an integral part of these consolidated statements




                                  MYWEB INC.COM
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 1999, 1998
                   AND THE NINE MONTHS ENDED DECEMBER 31, 1997
                            (IN THOUSANDS OF DOLLARS)




                                                             1999                 1998                   1997
                                                       -----------------    ------------------    -------------------

Operating Activities
     Net income (loss)                                         (13,395)                  376                   (253)
Reconciliation to net cash used in operating
activities
         Depreciation                                               45                    12                      9
         Non cash expenses                                       9,333                     -                      -
         Minority interest in net income(loss)                      (4)                    -                      -
         Unrealized loss on foreign exchange                         -                    13                      -
         Loss on sale of equipment                                   3                     -                      -

Changes in Operating Working Capital
         Accounts receivable, trade                               (705)               (1,014)                  (100)
         Inventories                                               (43)                    -                      -
         Prepaids and other current assets                        (460)                    -                     (6)
         Accounts payable                                        2,434                   550                    214
         Deferred revenue                                           26                     -
                                                       -----------------    ------------------    -------------------


         Net cash used in operating                             (2,766)                  (63)                  (136)
     activities
                                                       -----------------    ------------------    -------------------


Investing Activities
     Acquisition of property and equipment                        (347)                  (20)                   (55)
     Acquired cash in Asia Media                                    11                     -                      -
                                                       -----------------    ------------------    -------------------


         Net cash used in Investing                               (336)                  (20)                   (55)
Activities
                                                       -----------------    ------------------    -------------------


Financing Activities:
     Proceeds on issuance of common stock                        5,290                   211                     26
     Proceeds from minority shareholders                            11                     -                      -
     Borrowings from (repayments to) directors                     163                  (134)                   171
                                                       -----------------    ------------------    -------------------


         Net cash provided by Financing                          5,464                    77                    197
Activities
                                                       -----------------    ------------------    -------------------


Increase (decrease) in cash and cash equivalents                 2,362                    (6)                     6
Cash, beginning of year                                              -                     6                      -
                                                       -----------------    ------------------    -------------------


Cash, end of year                                                2,362                      -                     6
                                                       =================    ==================    ===================


                             The accompanying notes are an integral part of these consolidated statements


MYWEB INC.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999, 1998 AND 1997


NOTE 1  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         THE COMPANY.   MyWeb Inc.com (the "Company") was  incorporated  in  the
State of Nevada in February 20, 1985 under the name Sperzel-NV, Inc.

         On February 24, 1999, we completed a reverse merger with TecnoChannel Technologies Sdn. Bhd. ("TSB"), a privately-held Malaysian corporation, that was formed in April 1997. Through the transaction, we acquired all of the issued and outstanding capital stock of TecnoChannel Technologies, in exchange for 8,500,000 shares of our common stock. In connection with our acquisition of TecnoChannel Technologies, we issued 440,000 shares of our common stock to GEM Ventures Ltd. for its services as our financial advisor. TecnoChannel Technologies is now a wholly-owned subsidiary of MyWeb Inc.com.

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

         No one customer accounted for 10% or more of net revenues during 1999, except for Hangzhou Westlake Electronics Import and Export Co., Ltd. which accounted for approximately 26% of total revenues during the year.

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


         ADVERTISING COSTS. Advertising costs are expensed as incurred. We do not incur any direct-response advertising costs. Advertising expense totaled approximately $951,000, $137,000 and $7,000 for 1999, 1998 and 1997
respectively.


         CASH AND CASH EQUIVALENTS. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalent. We did not use cash to pay for interest or income taxes during any of the periods in the financial statements.


         CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The carrying amount of our cash and cash equivalents, other receivables, other assets approximate fair value. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in Asia. We perform ongoing credit evaluations of our customers and maintain reserves for potential credit losses; historically, such losses have been within management's expectations. At December 31, 1999 and 1998, no one customer accounted for 10% or more of the accounts receivable balance except Cyber-Village Pte. Ltd. and Hangzhou Westlake Electronics Import and Export Co., Ltd. which accounted for approximately 18% and 51% of total accounts receivable respectively.


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

NOTE 2  BALANCE SHEET COMPONENTS (IN THOUSANDS OF DOLLARS)



Property and equipment:                                                               December 31,
                                                                    1999                   1998                   1997

                                                            -------------------    ------------------     -------------------

     Communication equipment                                          28                      4                      3
     Office equipment                                                137                     33                     32
     Furniture & fittings                                             58                     20                     20
     Motor vehicles                                                   40                     18
     Electrical fittings & equipment                                  93                      -
     Leasehold improvements                                           62                      -
                                                            -------------------     -----------------     -------------------
                                                                     418                     75                     55

Less: Accumulated depreciation                                       (66)                   (21)                    (9)
                                                            -------------------    ------------------     -------------------
                                                                     352                     54                     46
                                                            ===================    ==================     ===================

Accrued expenses and other current liabilities:

     Accrued compensation & related expenses                          18                     88                      4
     Accrued content, connect, other costs                           646                    162                     23
     Accrued sales & marketing related expenses                      584                     99                      -
     Accrued professional service expenses                           121                      6                      -
                                                            -------------------    ------------------     -------------------
                                                                   1,369                    355                     27
                                                            ===================    ==================     ===================



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

Had we accounted for the options underlying our plans in accordance with SFAS 123, pro forma net loss and loss per share would have been $23.8 million and $2.32 respectively, for the year ended December 31, 1999. These pro forma amounts are based upon estimated values of the options using the Black-Scholes model with the following assumptions at the date of grant:

Expected life              10 years
Interest rate              5.5%
Volatility                 80%
Dividend yield             N/A

A summary of our stock option plan activity is as follows:




                                                             Number of Shares          Range of exercise prices
                                                             ----------------          ------------------------

Balance at January 1, 1999...........................                        -          $              -
Granted  ............................................                1,452,138          $6.00 to $12.00
Exercised............................................                (700,000)          $6.00 to $12.00
Forfeited............................................                        -          $              -
                                                           --------------------

Balance at December 31, 1999.........................                  752,138          $6.00 to $12.00
                                                           ====================



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


NOTE 9     SUBSEQUENT EVENTS

On January 6, 2000, the Company announced its acquisition of the majority interest in one of Asia's pioneer online auction companies, Singapore-based Easy2Bid Pte. Ltd. Under the terms of the agreement, the Company will issue and allot to Easy2Bid Pte. Ltd. 6,200 ordinary shares at an agreed value of Singapore $32.26 which is equivalent to approximately $120,000 as the purchase consideration for the acquisition. The acquisition will be accounted for using the purchase method of accounting.

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

The Company completed a private placement of 250,000 shares of our common stock on March 23, 2000 for aggregate proceeds of $2,500,000. Under the terms of the agreement, we have received $1.0 million on April 4, 2000 and will receive a further $1.5 million in aggregate proceeds within the next 30 days. The Company has also secured another private placement of 100,000 shares of our common stock where we will receive $800,000 upon the signing of the agreement. However, the Company is continuing to pursue leads for additional possible investors. The Company believes that with the additional funds of $3.3 million, it will be able to meet its current expenditure requirements and achieve its business goals for the next 12 months. Any additional funds raised will determine the speed with which promotion and enhancements are pursued.



                            QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                           Quarter Ended
                                  March 31          June 30        September 30     December 31
                               ---------------  ----------------  --------------- ----------------


Net Revenues                       $     444       $      482       $    1,543      $     1,043
                               ---------------  ----------------  --------------- ----------------


Gross profit (Loss)                $      49        $      (74)      $     (239)    $       246

Net Income (Loss)                  $    (256)       $     (911)      $   (2,022)    $   (10,206)
                               ---------------  ----------------  --------------- ----------------

Income (Loss) per share            $   (0.03)       $    (0.09)      $   ( 0.20)    $     (0.99)
                               ---------------  ----------------  --------------- ----------------

Average number of shares
outstanding                         9,375,743        10,126,576       10,178,243       10,241,352
                               ===============  ================  =============== ================
