Form 10QSB
period 2000-06-30
MYWEB INC COM
filed 2000-08-21
CIK 823190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) Of
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

                         Commission File Number 1-15745

                                  MYWEB INC.COM
        (Exact name of Small Business Issuer as Specified in its Charter)

         NEVADA                                                 88-0207089
(State or Other Jurisdiction                                   (IRS Employer
of Incorporation or Organization)                            Identification No.)

                                Block G, Unit 606
                               Phileo Damansara 1
                                No. 9 Jalan 16/11
                               Off Jalan Damansara
                               46350 Petaling Jaya
                               Selangor, Malaysia

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

                                  Yes  X    No
                                     -----    ------

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes   X    No
   ------    ------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 17, 2000, the registrant had 11,121,357 shares of Common Stock outstanding.

           Transitional Small Business Disclosure Format (check one):

Yes        No   X
   ------    ------

                                  MYWEB INC.COM

                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2000


                                                                  Page Number
                  INDEX

PART I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Balance Sheets at June 30, 2000               3
               and at December 31, 1999 (unaudited for June 30, 2000)

          Condensed Consolidated Statements of Operations for the              4
               three month periods ended June 30, 2000 and June 30, 1999 and the six month periods ended June 30, 2000 and June
               30, 1999 (unaudited)

          Condensed Consolidated Statements of Cash Flows for the              5
               six month periods ended June 30, 2000 and June 30, 1999
               (unaudited)

          Notes to Condensed Consolidated Financial Statements                 6
               (unaudited)

Item 2   Management's Discussion and Analysis of Financial Condition          11
               and Results Of Operations


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                    16
Item 2   Changes in Securities                                                16
Item 3   Defaults Upon Senior Securities                                      16
Item 4   Submission of Matters to a Vote of Security Holders                  16
Item 5   Other Information                                                    16
Item 6   Exhibits and Reports on Form 8-K                                     16



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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                  MYWEB INC.COM

                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                           (Unaudited)          (Audited)
                                                                               June              December
Assets                                                                       30, 2000            31, 1999
-------
Current Assets:
     Cash and cash equivalents                                                          858             2,362
     Accounts receivable, net                                                         2,330             1,818
     Inventories                                                                        842                43
     Prepaid expenses and other current assets                                          268               466
                                                                                  ---------         ---------

Total Current Assets                                                                  4,298             4,689

Property and equipment, net                                                             629               352
Goodwill on consolidation                                                               977                 -
                                                                                  ---------         ---------

                                                                                  $  5,904           $  5,041
                                                                                  =========          ========
Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable, trade                                                          1,494             1,861
     Other accounts payable                                                           4,972             1,369
     Due to directors                                                                    84               198
     Deferred revenue                                                                    14                26
     Short term Borrowings                                                              362                 -
     Income taxes payable                                                                 8                 -
     Deferred Tax Liability                                                               5                 -
                                                                                  ---------         ---------

Total Current Liabilities                                                             6,939             3,454
                                                                                  ---------         ---------
Commitments and Contingencies (Note 9)
Minority Interest                                                                       162                 7

Shareholders' Equity:
Common stock, par value $.01; authorized
  100,000,000 shares; issued and outstanding 11,121,357
  shares in 2000 and 11,070,135 in 1999                                                 111               111

Additional paid-in capital                                                           16,110            14,749
Accumulated deficit                                                                (17,425)          (13,272)
Other comprehensive income (loss)                                                         7               (8)
                                                                                  ---------         ---------

Total Shareholders' Equity                                                          (1,197)             1,580
                                                                                  ---------         ---------

                                                                                   $  5,904          $  5,041
                                                                                   ========          ========

                                       3


                                  MYWEB INC.COM

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)

                                                                For the Three Months Ended             For the Six Months Ended
                                                              June 30,             June 30,           June 30,            June 30,
                                                                2000                 1999               2000                1999
Revenues:

     Net Sales                                                  $ 1,600              $  448            $ 2,988              $  884
     Interest and Other Income                                       19                  34                 56                  42
                                                               --------            --------           --------            --------

Total Revenues                                                    1,619                 482              3,044                 926
                                                               --------            --------           --------            --------
Costs and Expenses:

     Cost of sales                                                1,116                 556              2,413                 951
     Sales and marketing                                            898                 426              1,907                 467
     Product development                                             86                  96                347                 108
     General administration                                       1,517                 315              2,446                 567
                                                               --------            --------           --------            --------

 Total Costs and Expenses                                         3,617               1,393              7,113               2,093
                                                               --------            --------           --------            --------

Minority Interest                                                    64                   -                 85                   -

Loss before income taxes                                        (2,062)               (911)            (4,154)             (1,167)
Income Taxes                                                          -                   -                  -                   -
                                                               --------            --------           --------            --------

Net Loss                                                      $ (2,062)            $  (911)           $(4,154)            $(1,167)
                                                               ========            ========           ========            ========
Loss per share                                                 $ (0.18)            $ (0.09)           $ (0.37)            $ (0.12)

Average number of                                            11,112,285          10,126,576         11,112,285          10,126,576
 common shares outstanding



                                  MYWEB INC.COM

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                         For the Six Months Ended
                                                                                                  June 30,
                                                                                         2000                   1999
Cash Flows from Operating Activities:
Net loss                                                                             $ (4,154)              $ (1,167)
Adjustments:
     Depreciation                                                                           75                      9
     Non-cash Expense                                                                    1,248                      2
     Common stock issuance for consulting services                                           -                      4
     Disposition of equipment                                                               16                      3
     Amortization of goodwill                                                              195                      -
     Gain on disposal of fixed assets                                                      (4)                      -
     Minority Interest                                                                      85                      -

Working Capital Adjustments:
     Increase in inventories                                                             (152)                   (43)
     Decrease in accounts receivable, trade                                                273                    670
     (Increase) Decrease in prepaids and others                                            251                  (353)
     Increase (Decrease) in accounts payable                                             (485)                    113
     Decrease in deferred revenue                                                         (12)                      -
                                                                                     ---------              ---------
Cash Used In Operating Activities                                                      (2,664)                  (762)
                                                                                     ---------              ---------
Cash Flows from Investing Activities:
     Acquisition of property and equipment                                               (219)                  (146)
     Acquired cash in Asia Media                                                             -                     11
     Proceeds from disposal of equipment                                                    18                      -
     Cash acquired in acquisitions                                                           6                      -
                                                                                     ---------              ---------
Cash Used In Investing Activities                                                        (195)                  (135)
                                                                                     ---------              ---------
Cash Flows from Financing Activities:
     Proceeds on issuance of common stock                                                    0                  4,690
     Proceeds (payments) on due to directors                                             (116)                     22
     Net change in short term borrowing                                                    362                      -
     Proceeds on minority share in subs                                                     11                      -
     Share Application Money received                                                    1,100                      -
                                                                                     ---------              ---------
Cash Flows from Financing Activities                                                     1,357                  4,712
                                                                                     ---------              ---------
Effect on exchange rate changes on cash                                                    (2)                      -
(Decrease) Increase in cash and cash equivalents                                       (1,504)                  3,815
Cash balance, beginning                                                                  2,362                      -
                                                                                     ---------              ---------
Cash balance, end                                                                    $     858              $   3,815
                                                                                     =========              =========

                                  MYWEB INC.COM

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1:  Basis of Presentation

The accompanying financial statements report the consolidated accounts of MyWeb Inc.com. (formerly Asia Media Communications, Ltd.) and its wholly-owned subsidiaries, TecnoChannel Technologies Sdn. Bhd. (a Malaysian corporation) and its subsidiary companies, MyWeb Asia Pte. Ltd. (a Singapore corporation), MyWeb Network System (Beijing) Co., Ltd. (a Chinese corporation) and MyWeb America Inc. (a Delaware corporation), and Easy2Bid Pte. Ltd. (a Singapore corporation). Pursuant to the acquisition described in Note 4 hereto, the Company has treated the acquisition of TecnoChannel as a reverse acquisition and, accordingly, has reported TecnoChannel Technologies' 1998 statements as continuous. The Company was incorporated on February 20, 1985 pursuant to the laws of the State of Nevada, and presently has an administrative office in San Francisco, California, and operations offices in Kuala Lumpur and Beijing.

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. Management's plans in regard to these matters are described in Note 11 below.

Note 2:  Unaudited Financial Statements

The consolidated financial statements as of June 30, 2000 and for the periods ended June 30, 2000 and 1999, included herein are unaudited; however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10-KSB and any amendments thereto.

Note 3:  Inventories

Inventories of the Company primarily consist of fast moving consumer products and office stationery products. All inventories are stated at the lower of cost or realizable values. Cost of these inventories is primarily determined on a weighted average basis.

Note 4:  Acquisition

On February 24, 1999, the Company acquired 100% of the issued and outstanding capital stock of TecnoChannel Technologies Sdn. Bhd. ("TSB"), a Malaysian corporation, in exchange for an aggregate of 8,500,000 shares of common stock. In connection with such acquisition, the Company issued an aggregate of 440,000 shares of its common stock to GEM Ltd. for its services as financial advisor to the Company.

                                  MYWEB INC.COM

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4:  Acquisition - Continued

TSB, which was formed in April of 1997 and operates under the trade name "MyWeb", has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes, which utilize software developed by TSB, are marketed and sold by Philips and other third parties. In addition, TSB has developed and provides enabling technologies to manufacturers and Internet service providers serving non-personal computer devices (such as the set-top boxes), to enhance the functionalities of such devices. TSB also operates multiple Internet portals providing localized interactive applications, such as e-commerce, to users of personal computers and set-top boxes.

The Company accounted for the acquisition of TSB as a recapitalization under a reverse acquisition procedure whereby TSB's operations and retained earnings are reported as continuous. The value of the shares issued to GEM Ltd. has been charged to additional paid-in capital.

On January 3, 2000, the Company acquired 95% of the issued and outstanding capital stock of Easy2Bid Pte.Ltd. ("E2B") and issued 6,200 shares of common stock of the Company to the shareholders of E2B at a total purchase consideration of approximately $164,000. The Company accounted for the acquisition of E2B using the purchase method of accounting. Accordingly, the purchase price has been assigned to the fair values of the acquired assets and liabilities, resulting in the recognition of goodwill in the amount of $139,000, which is being amortized over a three year period.

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


Note 6:  Other Accounts Payable

Of other accounts payable balances at June 30, 2000, approximately $1.03 million represents amounts owing to vendors, in connection with the purchase of POS.


Note 7:  Short Term Borrowings

The short term borrowings represent a short term loan obtained by MyWeb Network System (Beijing) Co., Ltd. from the China Construction Bank. The short term borrowing bears interest at the rate of 6.44% per annum and the principal amount is payable in full on January 13, 2001. Interest is payable quarterly commencing March 21, 2000.

                                  MYWEB INC.COM

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 8:  Certain Transactions

Private placements:

The Company completed a private placement of 250,000 shares of common stock on March 23, 2000 for aggregate proceeds of $2.5 million. Under the terms of the agreement, the Company received $1.0 million on April 4, 2000 and was to receive a further $1.5 million in aggregate proceeds on or before June 15, 2000. The Company and the investor have agreed to defer the payment of the remaining $1.5 million of the investment until the fourth quarter of 2000.

The Company entered into a Licensing and Shareholder Agreement, dated March 29, 2000 (the "Adgator Agreement"), with Adgator.com Co., Ltd. and Adgator Inc. (collectively, "AC/AI"). Under the terms of the Adgator Agreement, AC/AI has agreed to purchase, and the Company has agreed to sell to AC/AI, within three
(3) months following the date of the agreement, $1.0 million worth of the Company's common stock at a price per share equal to a 30% discount of the one week average price from the agreement date. The Company received a non-refundable deposit of $100,000 from AC/AI in April 2000. The Company has not received the remaining $900,000 as of August 14, 2000. AC/AI has verbally requested postponement of payment but no fixed date for payment has been set.


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


Marketing Agreement:

The Company executed an agreement with a public relations consulting firm, providing for the firm to provide certain services over a twelve month term. The Company is charging the value of the shares issued for such arrangement of approximately $283,000 over the agreement term. As of June 30, 2000, approximately $188,000 of the advance fee has been charged to operations. Such services included the preparation of product and corporate literature, as well as services related to media distribution.

                                  MYWEB INC.COM

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 9:  Commitments and Contingencies - Continued

1999 Stock Incentive Plan

In February 1999, the Company's stockholders approved the adoption of the Company's 1999 Incentive Program (the `Program') pursuant to which various types of awards may be made. In June 1999, the directors of the Company adopted the 1999 Non-Qualified Stock Option Plan (the "Plan") pursuant to which only non-qualified stock option may be granted.

Under the Company's stock incentive plans, the Company may grant stock options and incentive awards to executives, directors and employees as a method of boosting motivation to further the Company's success and increase shareholder value. Incentive or non-qualified stock options granted under the Company's plans may be exercised up to 10 years from the date the options were granted and vest over a period of up to two (2) years. Certain options granted in 1999 became exercisable immediately. Option holders are required to tender cash or shares of the Company's common stock that they already own equal to the aggregate exercise price of the options at the time of exercise. The total number of shares outstanding pursuant to options granted under the plans may not exceed 15% of the total number of outstanding shares of the Company at any time and the total number of option shares that may be granted under each plan may not exceed 1,000,000. At June 30, 2000, the number of shares available for future awards under the Company's plans were 547,862 shares. For the three month and six month period ended June 30, 2000, the Company recognized compensation expense of $504,000 and $1,008,000, respectively, relating to the intrinsic value at the date of grant of certain options.

Note 10: Subsequent Event

Secondary Listing in Singapore

The Company, in May 2000, obtained approval from the Singapore Exchange Securities Trading Limited ("SGX") for secondary listing of the Company's common stock on the Stock Exchange of Singapore.


Joint Venture and Shareholders' Agreement

On April 27, 2000, the Company's subsidiary, TSB, entered into a Joint Venture and Shareholders' Agreement with three other parties (the "Joint Venture Agreement") to form a joint venture for the purpose of undertaking and engaging in the business of providing Electronic Delivery Services to, and as a Service Provider for, the Electronic Government Project in Malaysia. Under the Joint Venture Agreement, the Company is obligated to subscribe for 35% of the total issued and paid up capital of the Joint Venture Company which amounts to Malaysian Ringgit ("RM") 350,000 or approximately $92,000. Pursuant to the agreement, the Company is to undertake a lead role in the planning, management, organization and implementation of the Electronic Data Services and Service Provider for the Electronic Government Project. The first phase of the Electronic Government Project is targeted to be completed in the first quarter of year 2001.

                                  MYWEB INC.COM

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 11: Management Plans

The Company is continuing to pursue leads for additional possible investors. The Company believes that with additional funds, it will be able to meet its current expenditure requirements and achieve its targets as mentioned below for the year 2000. Any additional funds raised will determine the speed with which such operations are pursued.

The Company's management targets 2001 for achieving breakeven status of its Asian operations by expanding its services in the emerging Asian markets in which it currently operates. Recently, the Company has expanded its services to include system integration services and e-commerce consultancy services, in addition to its established operations, to capitalize on the demand for such services in the Asian region. By providing a range of integrated services along with running its portal services in the emerging markets, the Company expects to obtain a competitive edge over its competitors in its operating markets.

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

TSB, which was formed in April 1997 and operates under the trade name "MyWeb", has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes, which utilize software developed by TSB, are marketed and sold by third parties, primarily Philips Consumer Electronics. In addition, TSB has developed and provides enabling technologies to manufacturers and Internet service providers serving non-personal computer devices (such as the set-top boxes) to enhance the functionalities of such devices. TSB also operates multiple Internet portals providing localized interactive applications, such as e-commerce, to users of both personal computers and set-top boxes. The Company has recently expanded the services in its Asian operations to include system integration services and e-commerce consultancy services to capitalize on the demand for such services in the Asian markets.

The Company's current business plan is to devote all of its resources to the development and expansion of TSB's business in China and other emerging markets that have the following characteristics: a high percentage of television usage; a high level of consumer demand for the Internet; a low percentage of personal computer use; a low level of personal computer literacy; a high cost of personal computers; and a pre-existing cable and telecommunications infrastructure. The Company is also providing a range of integrated services along with operating its portals to obtain a competitive edge over its competitors in the emerging markets in which it operates.

On February 22, 2000, the Company entered into an agreement with Asia Infonet Co., Ltd., an Internet service provider in Thailand, to jointly distribute and market a co-branded portal in Thailand, localized in Thai language. Under the terms of the agreement, Asia Infonet has agreed to provide consumers with local access to the MyWeb portal and allow the Company access to its distribution channels, at no cost, to distribute and/or market MyWeb products. The Company has agreed to provide logos and icon links to Asia Infonet's websites on its portal.

On February 15, 2000, the Company entered into a license and service agreement with MyWeb Americas, Inc. ("MyWeb Americas"), an affiliated company. The agreement allows MyWeb Americas to develop, offer and promote television Internet access and Spanish and Portuguese versions of the MyWeb Online Services to markets in Latin America. Under the agreement, MyWeb Americas may use the Company's Thunder and Thunderserve software, and its intellectual property rights relating to the MyWeb Online Service, and may also sub-license and promote the Company's technology within the Latin American markets. The Company launched its MyWeb Online Services in Brazil in the second quarter of 2000. The Company plans on expanding its portal services to other key Latin American markets during the coming months and management anticipates that such services will be ready by the end of 2000.

As discussed below, the three month period ended June 30, 2000 was characterized by increased revenues offset by increased expenses incurred in connection with the Company's operations in China and for professional fees incurred in relation to the Company's application for a secondary listing on the Stock Exchange of Singapore. The Company believes it is well placed to capture a portion of the Internet users in China and other emerging markets through the deployment of the set-top boxes, as they offer easy and affordable Internet access compared to PCs for which prices remain high relative to average income levels in such markets. The Company has entered into strategic alliances with local Chinese partners, i.e., manufacturers, content providers and Internet service providers, for the deployment of the set-top boxes, and for the MyWeb localized portal site in China. The Company has continued on its brand building strategy in China by advertising and promoting its MyWeb brand. The Company expects to continue to incur operating losses for the year 2000 in China and other emerging markets in which it operates. However, the Company is aiming to break even in 2001 by, among other things, capitalizing on the growing demand for system integration and e-commerce consultancy services in Asia by providing and expanding such services in its Asian operations.

The Company has a limited operating history upon which to base an evaluation of its business and prospects. The Company has yet to achieve significant revenues, and the Company's ability to generate significant revenues in the future is uncertain. Further, in view of the rapidly evolving nature of this business and the Company's limited operating history, it is not possible to forecast future revenues. The Company believes, therefore, that period-to-period comparisons of its financial results are not necessarily meaningful, and investors should not rely on them as an indication of future performance.

The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet and e-commerce. In addition, the Company's revenues depend substantially upon the level of activity on its Internet properties and its ability to successfully create brand name awareness and market recognition for its products and services. Although the Company has experienced growth in its revenues since our merger with TSB in February 1999, there can be no assurance that its revenues will continue at their current rate or that the Company will be able to operate profitably.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999.

Revenues

Revenues were $1.62 million, including $19,000 of interest and other income, in the three month period ended June 30, 2000 (the "2000 Second Quarter") compared to $482,000, including $34,000 of interest income, in the three month period ended June 30, 1999 (the "1999 Second Quarter"). The increase in revenues of 236% in the 2000 Second Quarter as compared to the 1999 Second Quarter was primarily due to e-commerce transactions. Revenues for the 2000 Second Quarter consisted primarily of e-commerce transactions of $1.48 million and advertising and design work of $108,000. No customer accounted for more than 10% of total revenues during the 2000 Second Quarter. No customer accounted for more than 10% of total revenues during the 1999 Second Quarter except for Pemasaran Jaya Mas, Saw Beng Swee, Visan Holdings, Sunshine Beauty Marketing and Multivalue Marketing.

Cost of Sales

Cost of sales was $1.12 million in the 2000 Second Quarter compared to $556,000 in the 1999 Second Quarter. The increase in cost of sales of 101% in the 2000 Second Quarter compared to the 1999 Second Quarter was due to the increase in cost of sales for e-commerce transactions and advertising and design work in line with the increase in revenue.

Total Operating Expenses

Total operating expenses were $2.50 million in the 2000 Second Quarter compared to $837,000 in the 1999 Second Quarter. The increase in total operating expenses of 198% in the 2000 Second Quarter compared to the 1999 Second Quarter was primarily attributable to an increase in sales and marketing expenses from $426,000 in the 1999 Second Quarter to $898,000 in the 2000 Second Quarter and general and administration expenses from $315,000 in the 1999 Second Quarter to $1.52 million in the 2000 Second Quarter.

Sales and marketing expenses consisted primarily of employee compensation, advertising and other promotion/marketing related expenses. The increase in absolute dollars from the 1999 Second is primarily attributable to an increase in personnel, the costs associated with the Company's advertising and promotion/marketing related expenses in China and employee related expenses.

General administration expenses increased 383% from $315,000 in the 1999 Second Quarter to $1.52 million in the 2000 Second Quarter. General administration expenses in the 2000 Second Quarter consisted primarily of employee compensation, employee related expenses and fees for professional services. The increase in absolute dollars from the 1999 Second Quarter is primarily a result of an increase in employee compensation and an increase in fees for professional services primarily related to the Company's application for a Secondary Listing on the Singapore Stock Exchange amounting to approximately $470,000 and other operational expenses.

Net Loss

The Company recorded a net loss of $2.06 million or $0.18 per share for the 2000 Second Quarter compared to a net loss of $911,000 or $0.09 per share for the 1999 Second Quarter. The increase in net loss was primarily attributable to the increase in cost of revenue, advertising and promotion/marketing related expenses, especially in the Company's operations in China, as well as an increase in personnel, employee compensation expenses and fees for professional services. This was offset by the increase in revenue in the 2000 Second Quarter compared to the 1999 Second Quarter.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

Total Revenue

Revenues increased from $926,000 in the six month period ended June 30, 1999 (the "1999 Period") to $3.04 million, including interest and other income of $56,000, in the six month period ended June 30, 2000 (the "2000 Period"), an increase of 229%. This increase was attributable to e-commerce transactions and advertising and design work. Revenues for the 2000 Period consisted primarily of e-commerce transactions of $2.75 million and advertising and design work of $196,000. No customer accounted for more than 10% of total revenues during the 2000 Period. No customer accounted for more than 10% of total revenues during the 1999 Period except for Pemasaran Jaya Mas, Saw Beng Swee, Visan Holdings and Sunshine Beauty Marketing.


Cost of Sales

Cost of sales increased from $951,000 in the 1999 Period to $2.41 million in the 2000 Period, an increase of 154%. The increase in cost of sales was primarily due to the cost of goods for e-commerce transactions and advertising and design work in the 2000 Period in line with the increase in revenue over the same period.

Total Operating Expenses

Total operating expenses increased 312% from $1.14 million in the 1999 Period to $4.70 million in the 2000 Period. The increase was primarily attributable to an increase in sales and marketing expenses from $467,000 in the 1999 Period to $1.91 million in the 2000 Period, an increase of 309%, and general administration expenses from $567,000 in the 1999 Period to $2.44 million in the 2000 Period, an increase of 330%.

Sales and marketing expenses consisted primarily of employee compensation, advertising and other promotion/marketing related expenses. The increase in absolute dollars from the 1999 period is primarily attributable to an increase in personnel costs and the costs associated with the Company's advertising and promotion/marketing related expenses in China and employee related expenses.

Product development expenses increased 221% from $108,000 in the 1999 Period to $347,000 in the 2000 Period. Product development expenses consisted primarily of employee compensation relating to developing and enhancing features of the MyWeb online service properties. The increase in absolute dollars is primarily a result of the increase in the number of engineers responsible for the product development and employee related expenses.

General administration expenses increased 330% from $567,000 in the 1999 Period to $2.44 million in the 2000 Period. General administration expenses consisted primarily of employee compensation, employee related expenses, amortization of goodwill and fees for professional services. The increase in absolute dollars is primarily a result of an increase in employee compensation, goodwill expense amortized and an increase in fees for professional services, primarily related to the Company's application for a Secondary Listing on the Singapore Stock Exchange amounting to approximately $700,000 and other operational expenses.

Net Loss

The Company recorded a net loss of $4.15 million or $0.37 per share for the 2000 Period compared to net loss of $1.17 million or $0.12 per share for the 1999 Period. The increase in net loss was primarily attributable to the increase in cost of revenue, advertising and promotion/marketing related expenses especially in the Company's operations in China, as well as the increase in personnel, employee compensation expenses and fees for professional services.

Liquidity and Capital Resources

At June 2000, the Company had cash and cash equivalents totaling $858,000 compared to $3.8 million at June 30, 1999. Cash used in operating activities of $2.66 million for the six months ended June 30, 2000 was primarily due to the net loss of $4.15 million for the 2000 Period. Cash used in investing activities was $195,000 for the 2000 Period compared to cash used in investing activities of $135,000 for the 1999 Period. The capital expenditures of $219,000 for the 2000 Period consisted primarily of the purchases of computer hardware and software and office equipment. Cash provided by financing activities of $1.36 million during the 2000 Period was primarily from share application money received from investors and short-term borrowings while $116,000 was used to repay the amount due to directors.

The Company completed a private placement of 250,000 shares of its common stock on March 23, 2000 for aggregate proceeds of $2.5 million. Under the terms of the agreement, the Company has received $1.0 million on April 4, 2000 and was to receive a further $1.5 million on or before June 15, 2000. The Company and the investor have agreed to defer the payment of the remaining $1.5 million of the investment until the fourth quarter of 2000.

The Company has also entered into a Licensing and Shareholder Agreement, dated March 29, 2000 (the "Adgator Agreement"), with Adgator.com Co., Ltd and Adgator Inc. (collectively, "AC/AI"). Under the terms of the Adgator Agreement, AC/AI has agreed to purchase, and the Company has agreed to sell to AC/AI, within three (3) months of the date of the agreement, $1.0 million worth of the Company's common stock at a price per share equal to a 30% discount of the one week average price from the agreement date. The Company received a non-refundable deposit of $100,000 from AC/AI in April 2000. The Company has not received the remaining $900,000 as of August 14, 2000. AC/AI has verbally requested postponement of payment but no fixed date of payment has yet been set.

The Company is continuing to pursue leads for additional possible investors. The Company believes that with additional funds, it will be able to meet its current expenditure requirements and achieve its targets as mentioned below for the year 2000. Any additional funds raised will determine the speed with such operations are pursued.

The Company's management targets 2001 for achieving breakeven status of its Asian operations by expanding its services in the emerging Asian markets in which it currently operates. Recently, the Company has expanded its services to include system integration services and e-commerce consultancy services, in addition to its established operations, to capitalize on the demand for such services in the Asian region. By providing a range of integrated services along with running its portal services in the emerging markets, the Company expects to obtain a competitive edge over its competitors in its operating markets.

                                     PART II
                                OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

                  None

ITEM 2.       CHANGES IN SECURITIES

         No securities that were not registered under the Securities Act of 1933, as amended (the "Act") were issued or sold by the Company during the three months ended June 30, 2000.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.       OTHER INFORMATION

         The Company, in May 2000, obtained approval from the Singapore Exchange Securities Trading Limited for a secondary listing of the Company's common stock on the Stock Exchange of Singapore.

         Also, in May 2000, the Board of Directors of the Company (the "Board") was increased and set at seven (7), with Kasiviswanathan Shanmugam and Dr. Boh Soon Lim elected to the Board to serve until their successors are duly elected and qualified.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               10.68 Joint Venture and Shareholders' Agreement, dated April 27, 2000, by and among Asia Internet Holdings Sdn. Bhd., Daiichi Industries Bhd., SFI Solutions (M) Sdn. Bhd. and TecnoChannel Technologies Sdn. Bhd., a wholly-owned subsidiary of the Company.

               27.1 Financial Data Schedule for the Six Months Ended June 30, 2000.


           (b)   Reports on Form 8-K

               None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            MYWEB INC.COM
                                            (Registrant)


                                            By: /s/ Nin Contreras
                                               ---------------------------------
                                                Nin Contreras
                                                Chief Executive Officer

                                            By: /s/ Roger Koh
                                               ---------------------------------
                                                Roger Koh
                                                (Acting Chief Financial Officer)

Date: August 18, 2000