Form 10QSB
period 2000-09-30
MYWEB INC COM
filed 2000-11-20
CIK 823190

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    -----------

                                   FORM 10-QSB

(Mark One)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) Of
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                                 (603) 460-9282
                 Issuer's Telephone Number, Including Area Code
                                ------------------

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X    No
                               ------    ------

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes   X    No
    ------    ------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000, the registrant had 11,121,357 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes        No   X
    ------    ------

                                  MYWEB INC.COM

                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2000



                  INDEX                                                                         Page Number

PART I   FINANCIAL INFORMATION

Item 1      Condensed Consolidated Balance Sheets at September 30, 2000 and at December 31, 1999      3
                     (unaudited for September 30, 2000)

            Condensed Consolidated Statements of Operations for the three month periods               4
                     ended September 30, 2000 and September 30, 1999 and the nine month periods ended September 30, 2000 and September 30, 1999  (unaudited)

            Condensed Consolidated  Statements  of Cash  Flows for the nine                           5
                     month   periods  ended   September  30,  2000  and
                     September 30, 1999 (unaudited)

            Notes to Condensed Consolidated Financial Statements  (unaudited)                         6

Item 2      Management's Discussion and Analysis of Financial Condition and Results
                     Of Operations                                                                    11


PART II  OTHER INFORMATION

Item 1      Legal Proceedings                                                                         17
Item 2      Changes in Securities                                                                     17
Item 3      Defaults Upon Senior Securities                                                           17
Item 4      Submission of Matters to a Vote of Security Holders                                       17
Item 5      Other Information                                                                         18
Item 6      Exhibits and Reports on Form 8-K                                                          18




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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  MYWEB INC.COM

                      CONDENSED CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE AND PER SHARE DATA)


                                                                (Unaudited)       (Audited)
                                                                 September         December
Assets                                                            30, 2000         31, 1999
-------
Current Assets:
     Cash and cash equivalents                                         577             2,362
     Accounts receivable, net                                        2,108             1,818
     Inventories                                                     1,141                43
     Prepaid expenses and other current assets                         263               466
                                                                 ---------         ---------
Total Current Assets                                                 4,089             4,689

Property and equipment, net                                            624               352
Goodwill on consolidation                                              879                 -
                                                                 ---------         ---------
                                                                  $  5,592         $   5,041
                                                                  ========         =========
Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities:
     Accounts payable, trade                                         2,586             1,861
     Other accounts payable                                          4,176             1,369
     Due to directors                                                  181               198
     Deferred revenue                                                   62                26
     Short term Borrowings                                             362                 -
     Income taxes payable                                                8                 -
     Deferred Tax Liability                                              5                 -
                                                                 ---------         ---------
Total Current Liabilities                                            7,380             3,454
                                                                 ---------         ---------
Commitments and Contingencies (Note 9)
Minority Interest                                                      175                 7

Shareholders' Equity:
Common stock, par value $.01; authorized
  100,000,000 shares; issued and outstanding 11,121,357
   shares in 2000 and 11,070,135 in 1999                               111               111

Additional paid-in capital                                          16,456            14,749
Accumulated deficit                                               (18,551)          (13,272)
Other comprehensive income (loss)                                       21               (8)
                                                                 ---------         ---------
Total Shareholders' Equity                                         (1,963)             1,580
                                                                 ---------         ---------
                                                                 $  5,592          $   5,041
                                                                 =========         =========


                                  MYWEB INC.COM

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNT)
                                   (UNAUDITED)


                                                  For the Three Months Ended               For the Nine Months Ended
                                                September 30,        September 30,       September 30,      September 30,
                                                    2000                 1999               2000                1999
Revenues:

     Net Sales                                  $    1,507          $    1,507         $    4,495              $2,392
     Interest and Other Income                         122                  36                178                  78

                                                ----------          ----------         ----------          ----------

Total Revenues                                       1,629               1,543              4,673               2,470
                                                ----------          ----------         ----------          ----------
Costs and Expenses:

     Cost of sales                                   1,286               1,782              3,699               2,733
     Sales and marketing                               612               1,095              2,519               1,563
     Product development                               156                 141                503                 249
     General administration                            686                 547              3,132               1,114
                                                ----------          ----------         ----------          ----------

Total Costs and Expenses                             2,740               3,565              9,853               5,659
                                                ----------          ----------         ----------          ----------

Minority Interest                                     (13)                   -               (98)                   -
                                                -----------         ----------         ----------          ----------

Loss before income taxes                           (1,124)             (2,022)            (5,278)             (3,189)
Income Taxes                                           (1)                   -                (1)                   -
                                                ----------          ----------         ----------          ----------

Net Loss                                        $  (1,125)          $  (2,022)         $  (5,279)          $  (3,189)
                                                ==========          ==========         ==========          ==========
Loss per share                                  $   (0.10)          $   (0.19)         $  ( 0.48)          $   (0.31)

Average number of
 common shares outstanding                      11,112,285          10,178,243         11,112,285          10,178,243



                                  MYWEB INC.COM

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                             For the Nine Months Ended
                                                                                  September 30,

                                                                             2000                   1999
Cash Flows from Operating Activities:
Net loss                                                                  $ (5,279)              $ (3,189)
Adjustments:
     Depreciation                                                               120                     21
     Non-cash Expense                                                         1,621                    (1)
     Common stock issuance for consulting services                                -                      4
     Disposition of equipment                                                    23                      3
     Amortization of goodwill                                                   293                      -
     Gain on disposal of fixed assets                                           (4)                      -
     Minority Interest                                                           98                      -
     Bad Debts                                                                    2                      -
Working Capital Adjustments:
     Increase in inventories                                                  (452)                    (5)
     Decrease (Increase) in accounts receivable, trade                          459                  (337)
     Decrease (Increase) in prepaids and others                                 229                  (396)
     (Decrease) Increase in accounts payable                                  (142)                  1,788
     Increase in deferred revenue                                                36                      -
     Tax paid                                                                   (1)                      -
                                                                          ---------              ---------
Cash Used In Operating Activities                                           (2,997)                (2,112)
                                                                          ---------              ---------
Cash Flows from Investing Activities:
     Acquisition of property and equipment                                    (266)                  (271)
     Acquired cash in Asia Media                                                  -                     11
     Proceeds from disposal of equipment                                         21                      -
     Cash acquired in acquisitions                                                6                      -
                                                                          ---------              ---------
Cash Used In Investing Activities                                             (239)                  (260)
                                                                          ---------              ---------
Cash Flows from Financing Activities:
     Proceeds on issuance of common stock                                         -                  4,690
     (Payments) proceeds on due to directors                                   (19)                     51
     Net change in short term borrowings                                        362                      -
     Proceeds on minority share in subsidiaries                                  11                      -
     Share Application Money received                                         1,100                      -
                                                                          ---------              ---------
Cash Flows from Financing Activities                                          1,454                  4,741

Effect of exchange rate changes on cash                                         (3)                      -
(Decrease) Increase in cash and cash equivalents                            (1,785)                  2,369
Cash balance, beginning                                                       2,362                      -
                                                                          ---------              ---------
Cash balance, end                                                           $   577                $ 2,369
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

The accompanying financial statements have been prepared on the assumption that the Company will continue as a going concern. Management's plans in regard to these matters are described in Note 10 below.

Note 2:   Unaudited Financial Statements

The consolidated financial statements as of September 30, 2000 and for the periods ended September 30, 2000 and 1999, included herein are unaudited;
however, such information reflects all adjustments consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the information for such periods. In addition, the results of operations for the interim periods are not necessarily indicative of results for the entire year. The accompanying financial statements are in condensed form and should be read in conjunction with the Company's annual report filed on Form 10-KSB and any amendments thereto.

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

On January 3, 2000, the Company acquired 95% of the issued and outstanding capital stock of Easy2Bid Pte. Ltd. ("E2B") and issued 6,200 shares of common stock of the Company to the shareholders of E2B at a total purchase consideration of approximately $164,000. The Company accounted for the acquisition of E2B using the purchase method of accounting. Accordingly, the purchase price has been assigned to the fair values of the acquired assets and liabilities, resulting in the recognition of goodwill in the amount of $139,000, which is being amortized over a three year period.

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

Note 6:   Other Accounts Payable

Of other accounts payable balances at September 30, 2000, approximately $1.03 million represents amounts owing to vendors, in connection with the purchase of POS.

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

The Company entered into a Licensing and Shareholder Agreement, dated March 29, 2000 (the "Adgator Agreement"), with Adgator.com Co., Ltd. and Adgator Inc. (collectively, "AC/AI"). Under the terms of the Adgator Agreement, AC/AI has agreed to purchase, and the Company has agreed to sell to AC/AI, within three
(3) months following the date of the agreement, $1.0 million worth of the Company's common stock at a price per share equal to a 30% discount from the one week average price from the agreement date. The Company received a non-refundable deposit of $100,000 from AC/AI in April 2000. AC/AI have indicated that they will not proceed with the purchase of the Company's common stock and the deposit of $100,000 has been forfeited.

Secondary Listing in Singapore

The Company, in May 2000, obtained approval from the Singapore Exchange Securities Trading Limited ("SGX") for secondary listing of the Company's common stock on the Stock Exchange of Singapore in May 2000. Because of market conditions, the Company has deferred the secondary listing of the common stock on the SGX until a later date to be determined.

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

Marketing Agreement:

The Company executed an agreement with a public relations consulting firm, providing for the firm to provide certain services over a twelve month term. The Company is charging the value of the shares issued for such arrangement of approximately $283,000 over the agreement term. As of September 30, 2000, the total amount of the advance fee has been charged to operations. Such services included the preparation of product and corporate literature, as well as services related to media distribution.

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

Under the Company's stock incentive plans, the Company may grant stock options and incentive awards to executives, directors and employees as a method of boosting motivation to further the Company's success and increase shareholder value. Incentive or non-qualified stock options granted under the Company's plans may be exercised up to 10 years from the date the options were granted and vest over a period of up to two (2) years. Certain options granted in 1999 became exercisable immediately. Option holders are required to tender cash or shares of the Company's common stock that they already own equal to the aggregate exercise price of the options at the time of exercise or in the alternative, at the discretion of the plans' administrator, option holders may exercise options on a "cashless" basis. The total number of shares outstanding pursuant to options granted under the plans may not exceed 15% of the total number of outstanding shares of the Company at any time and the total number of option shares that may be granted under each plan may not exceed 1,000,000. At September 30, 2000, the number of shares available for future awards under the Company's plans were 1,112 shares. For the three month and nine month period ended September 30, 2000, the Company recognized compensation expense of $252,000 and $1,260,000, respectively, relating to the intrinsic value at the date of grant of certain options.

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

Note 10:  Management Plans

The Company is continuing to pursue leads for additional possible investors. The Company believes that with additional funds, it will be able to meet its current expenditure requirements and achieve its targets as mentioned below for the year 2000. Any additional funds raised will determine the speed with such operations are pursued.

The Company's management targets 2001 to achieve breakeven status in its Asian operations by expanding its services in the emerging Asian markets it currently operates. Recently, the Company has expanded its services to include system integration services and e-commerce consultancy services, in addition to its established operations, to capitalize on the demand for such services in the Asian region. By providing a range of integrated services along with running its portal services in the emerging markets, the Company expects to obtain a competitive edge over its competitors in its operating markets.

The Company believes that its current funds, together with the cash generated by its operations, will be sufficient to meet its working capital requirements for the fourth quarter of 2000. The Company does not expect to incur any significant capital expenditures in the fourth quarter of 2000. The additional funds of $1.5 million, which the Company expects to receive in December 2000, should be sufficient to sustain the Company's operations until it achieves breakeven status in its operations in 2001, although there can be no assurance that this will be the case. In order to provide for any potential or unanticipated need for additional financing, the Company currently is in negotiations with several parties to obtain additional funds, however, there can be no assurance that such financing will be available on terms and conditions acceptable to the Company, if available at all. If such financing is necessary and cannot be obtained, the Company would be required to reduce or postpone expenditures and curtail operations. Any such postponement could have a material adverse effect on the Company's business and results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

Overview
--------

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

The Company's current business plan is to devote all of its resources to the development and expansion of TSB's business in China and other emerging markets that have the following characteristics: a high percentage of television usage; a high level of consumer demand for the Internet; a low percentage of personal computer use; a low level of personal computer literacy; a high cost of personal computers; and a pre-existing cable and telecommunications infrastructure. The Company is also providing a range of integrated services along with operating its portals to obtain a competitive edge over its competitors in the emerging markets which it operates.

On February 22, 2000, the Company entered into an agreement with Asia Infonet Co., Ltd., an Internet service provider in Thailand, to jointly distribute and market a co-branded portal in Thailand, localized in Thai language. Under the terms of the agreement, Asia Infonet has agreed to provide consumers with local access to the MyWeb portal and allow the Company to access to its distribution channels, at no cost, to distribute and market the product. The Company has agreed to provide logos and icon links to Asia Infonet's websites on its portal.

On February 15, 2000, the Company entered into a license and service agreement with MyWeb Americas, Inc. ("MyWeb Americas"), an affiliate company. The agreement allows MyWeb Americas to develop, offer and promote television Internet access and Spanish and Portuguese versions of the MyWeb Online Services to markets in Latin America. Under the agreement, MyWeb Americas may use the Company's Thunder and Thunderserve software, and its intellectual property rights relating to the MyWeb Online Service, and may also sub-license and promote the Company's technology within the Latin American markets. MyWeb Americas has begun operations in the Latin American market during the third quarter of 2000, however, there can be no assurances that MyWeb Americas will be able to generate significant revenues or that it will be able to operate profitably.

As discussed below, the three month period ended September 30, 2000 was characterized by decreased expenses incurred in connection with the Company's cost of revenue, advertising and promotion/marketing related expenses, as well as a decrease in personnel and employee compensation expenses. The Company believes it is well placed to capture a portion of the Internet users in China and other emerging markets through the deployment of the set-top boxes, as they offer easy and affordable Internet access compared to PCs for which prices remain high relative to average income levels in such markets. The Company has entered into strategic alliances with local Chinese partners, i.e., manufacturers, content providers and Internet service providers, for the deployment of the set-top boxes, and for the MyWeb localized portal site in China. The Company has continued on its brand building strategy in China by advertising and promoting its MyWeb brand. The Company expects to continue to incur operating losses for the year 2000 in China and other emerging markets. However, the Company is aiming to break even by capitalizing on the growing demand for system integration and e-commerce consultancy services in Asia by providing and expanding such services in its Asian operations.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

Revenues
--------

Revenues were $1.63 million, including $122,000 of interest and other income, in the three month period ended September 30, 2000 (the "2000 Third Quarter") compared to $1.54 million, including $36,000 of interest income, in the three month period ended September 30, 1999 (the "1999 Third Quarter"). The increase in revenues of 6% in the 2000 Third Quarter as compared to the 1999 Third Quarter was primarily due to an increase in interest and other income which consisted mainly of the deposit that was forfeited by AC/AI as described in Note 8 above. Revenues for the 2000 Third Quarter consisted primarily of e-commerce transactions of $1.44 million, set top box revenue of $38,000 and advertising and design work of $20,000. No customer accounted for more than 10% of total revenues during the 2000 Third Quarter. No customer accounted for more than 10% of total revenues during the 1999 Third Quarter except for Hangzhou Westlake Electronics Import and Export Co.Ltd.

Cost of Sales
-------------

Cost of sales was $1.29 million in the 2000 Third Quarter compared to $1.78 million in the 1999 Third Quarter. The decrease in cost of sales of $496,000 in the 2000 Third Quarter compared to the 1999 Third Quarter was primarily due to the decrease in the cost of licensing of the set top box software as we are now using a software which is more cost effective.

Total Operating Expenses
------------------------

Total operating expenses were $1.45 million in the 2000 Third Quarter compared to $1.78 million in the 1999 Third Quarter. The decrease in total operating expenses of 18% in the 2000 Third Quarter compared to the 1999 Third Quarter was primarily attributable to a decrease in sales and marketing expenses from $1.10 million in the 1999 Third Quarter to $612,000 in the 2000 Third Quarter. This was offset by the increase in general and administration expenses from $547,000 in the 1999 Third Quarter to $686,000 in the 2000 Third Quarter.

Sales and marketing expenses consisted primarily of employee compensation, advertising and other promotion/marketing related expenses. The decrease in absolute dollars from the 1999 Third Quarter is primarily attributable to a decrease in the Company's advertising and promotion/marketing related expenses in China and Malaysia and employee related expenses.

General administration expenses increased 25% from $547,000 in the 1999 Third Quarter to $686,000 in the 2000 Third Quarter. General administration expenses in the 2000 Third Quarter consisted primarily of employee compensation, employee related expenses and fees for professional services. The increase in absolute dollars from the 1999 Third Quarter is primarily a result of an increase in employee compensation, fees for professional services and other operational expenses.

Net Loss
--------

The Company recorded a net loss of $1.13 million or $0.10 per share for the 2000 Third Quarter compared to a net loss of $2.02 million or $0.19 per share for the 1999 Third Quarter. The decrease in net loss of 44% in the 2000 Third Quarter compared to the 1999 Third Quarter was primarily attributable to the decrease in cost of revenue, advertising and promotion/marketing related expenses, especially in the Company's operations in China, as well as a decrease in personnel and employee compensation expenses.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Total Revenue
-------------

Revenues increased from $2.47 million, including interest and other income of $78,000, in the nine month period ended September 30, 1999 (the "1999 Period") to $4.67 million, including interest and other income of $178,000, in the nine month period ended September 30, 2000 (the "2000 Period"), an increase of 89%. This increase was attributable to e-commerce transactions and advertising, system integration and design work. Revenues for the 2000 Period consisted primarily of e-commerce transactions of $4.19 million, set top box revenue of $55,000 and advertising, system integration and design work of $160,000. No customer accounted for more than 10% of total revenues during the 2000 Period. No customer accounted for more than 10% of total revenues during the 1999 Period except for Hangzhou Westlake Electronic Import & Export.Co.Ltd. and Saw Beng Swee.

Cost of Sales
-------------

Cost of sales increased from $2.73 million in the 1999 Period to $3.70 million in the 2000 Period, an increase of 35%. The increase in cost of sales was primarily due to the cost of goods for e-commerce transactions and advertising and design work in the 2000 Period in line with the increase in revenue over the same period.

Total Operating Expenses
------------------------

Total operating expenses increased 110% from $2.93 million in the 1999 Period to $6.15 million in the 2000 Period. The increase was primarily attributable to an increase in sales and marketing expenses from $1.56 million in the 1999 Period to $2.52 million in the 2000 Period, an increase of 61%, and general administration expenses from $1.11 million in the 1999 Period to $3.13 million in the 2000 Period, an increase of 181%.

Sales and marketing expenses consisted primarily of employee compensation, advertising and other promotion/marketing related expenses. The increase in absolute dollars from the 1999 period is primarily attributable to an increase in personnel costs and the costs associated with the Company's advertising and promotion/marketing related expenses in China and employee related expenses.

Product development expenses increased 102% from $249,000 in the 1999 Period to $503,000 in the 2000 Period. Product development expenses consisted primarily of employee compensation relating to developing and enhancing features of the MyWeb online service properties. The increase in absolute dollars is primarily a result of the increase in the number of engineers responsible for the product development and employee related expenses.

General administration expenses increased 181% from $1.11 million in the 1999 Period to $3.13 million in the 2000 Period. General administration expenses consisted primarily of employee compensation, employee related expenses, amortization of goodwill and fees for professional services. The increase in absolute dollars is primarily a result of an increase in employee compensation, goodwill expense amortized and an increase in fees for professional services, primarily related to the Company's application for a Secondary Listing on the Singapore Stock Exchange amounting to approximately $700,000 and other operational expenses.

Net Loss
--------

The Company recorded a net loss of $5.28 million or $0.48 per share for the 2000 Period compared to net loss of $3.20 million or $0.31 per share for the 1999 Period. The increase in net loss was primarily attributable to the increase in cost of revenue, advertising and promotion/marketing related expenses especially in the Company's operations in China, as well as the increase in personnel, employee compensation expenses and fees for professional services.

Liquidity and Capital Resources
-------------------------------

At September 30, 2000, the Company had cash and cash equivalents totaling $577,000 compared to $2.37 million at September 30, 1999. Cash used in operating activities of $2.99 million for the nine months ended September 30, 2000 was primarily due to the net loss of $5.28 million for the 2000 Period. Cash used in investing activities was $239,000 for the 2000 Period compared to cash used in investing activities of $260,000 for the 1999 Period. The capital expenditures of $266,000 for the 2000 Period consisted primarily of the purchases of computer hardware and software and office equipment. Cash provided by financing activities of $1.45 million during the 2000 Period was primarily from share application money received from investors and short-term borrowings while $19,000 was used to repay the amount due to directors.

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

The Company has also entered into a Licensing and Shareholder Agreement, dated March 29, 2000 (the "Adgator Agreement"), with Adgator.com Co., Ltd. and Adgator Inc. (collectively, "AC/AI"). Under the terms of the Adgator Agreement, AC/AI has agreed to purchase, and the Company has agreed to sell to AC/AI, within three (3) months of the date of the agreement, $1.0 million worth of the Company's common stock at a price per share equal to a 30% discount from the one week average price from the agreement date. The Company received a non-refundable deposit of $100,000 from AC/AI in April 2000. Adgator has indicated that they will not proceed with the purchase of the Company's common stock and the deposit of $100,000 has been forfeited.

The Company is continuing to pursue leads for additional possible investors. The Company believes that with additional funds, it will be able to meet its current expenditure requirements and achieve its targets as mentioned below for the year 2000. Any additional funds raised will determine the speed with such operations are pursued.

The Company's management targets 2001 to achieve breakeven status to its Asian operations by expanding its services in the emerging Asian markets it currently operates. Recently, the Company has expanded its services to include system integration services and e-commerce consultancy services, in addition to its established operations, to capitalize on the demand for such services in the Asian region. By providing a range of integrated services along with running its portal services in the emerging markets, the Company expects to obtain a competitive edge over its competitors in its operating markets.

The Company believes that its current funds, together with the cash generated by its operations, will be sufficient to meet its working capital requirements for the fourth quarter of 2000. The Company does not expect to incur any significant capital expenditures in the fourth quarter of 2000. The additional funds of $1.5 million, which the Company expects to receive in December 2000, should be sufficient to sustain the Company's operations until it achieves breakeven status in its operations in 2001, although there can be no assurance that this will be the case. In order to provide for any potential or unanticipated need for additional financing, the Company currently is in negotiations with several parties to obtain additional funds, however, there can be no assurance that such financing will be available on terms and conditions acceptable to the Company, if available at all. If such financing is necessary and cannot be obtained, the Company would be required to reduce or postpone expenditures and curtail operations. Any such postponement could have a material adverse effect on the Company's business and results of operations.

The Company has also received notification from its auditors that they may be unable to issue an opinion as a going concern on the Company's financial statements for the year ending December 2000, if the Company's cash flow deficiency is not adequately addressed by the time of filing of the 10-KSB in 2001.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          No securities that were not registered under the Securities Act of 1933, as amended (the "Act") were issued or sold by the Company during the three months ended September 30, 2000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Stockholders of the Company was held on September 27, 2000 (the "Annual Meeting") in which two proposals were submitted to a vote of the Company's stockholders. The proposals and results of voting were as follows:

Proposal I.
----------

     A proposal to elect the following persons to serve on the Company's Board of Directors until the next annual meeting of stockholders and until their successors are elected and qualified:

                                           SHARES                 SHARES
    Name                                     FOR                 WITHHELD
    ----                                  ---------              --------

    George S. Bayoud, Jr.                 6,403,408                 9,158

    Alvin Roy Granoff                     6,403,408                 9,158

    Dr. Boh Soon Lim                      6,403,408                 9,158

    Victor Fook Ai Ng                     6,403,408                 9,158

    Kasiviswanathan Shanmugam             6,403,408                 9,158

    Danny Teow Teck Toe                   6,403,108                 9,458

    Thean Soon Wong                       6,402,408                10,158

Proposal II.
-----------

     A proposal to ratify the selection of Arthur Anderson LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000:

                                       SHARES          SHARES        SHARES IN
                                         FOR          AGAINST       ABSTENTION
                                     ---------        -------       ----------

    Arthur Anderson LLP              6,412,173           393           - 0 -


ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule for the Nine Months Ended September 30, 2000.


     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                     MYWEB INC.COM
                                     (Registrant)



                                    By:  /s/  Nin Contreras
                                         ---------------------------------------

                                              Nin Contreras
                                              Chief Executive Officer


                                    By:  /s/  Roger Koh
                                         ---------------------------------------

                                              Roger Koh
                                              Acting Chief Financial Officer

Date: November 20, 2000