Form 10KSB
period 2000-12-31
MYWEB INC COM
filed 2001-04-16
CIK 823190

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                                 (603) 7660-9282
                 Issuer's telephone number (including area code)

   Securities registered under
Section 12(b) of the Exchange Act:                   Name of Each Exchange
     Title of Each Class                              on Which Registered

  Common Stock, par value $0.01 per share           AMERICAN STOCK EXCHANGE


Securities registered under Section 12(g) of the Exchange Act:    None

--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:   $6.33 million
                                                           ---------------------

The aggregate market value of the voting equity (common stock) of the Registrant held by non-affiliates on March 30, 2001, was approximately $1,165,244 based on the closing price of $0.19 of such stock on such date, as reported by the American Stock Exchange ("AMEX"). Shares of common stock held by each of our officers and directors, the directors of our subsidiary, TecnoChannel Technologies Sdn. Bhd. and by each person who owns 10% or more of the outstanding common stock have been excluded as such persons may be deemed to be affiliates. This determination is not conclusive and does not constitute an admission of affiliate status.

                         ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [X]     No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2001: 11,121,357 shares of common stock, par value $0.01 per share

Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X]

Certain statements under item "Management's Discussion and Analysis of Operations" and elsewhere in this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: general economic and business conditions; competition; political changes in international markets; operating costs; costs of capital equipment; changes in foreign currency exchange rates; changes in business strategy or expansion plans; quality of management; availability, terms and development of capital; fluctuating interest rates and other factors referenced in this Form 10-KSB.

                                Table of Contents

                                                                                              Page
PART I
Item 1  Description of Business                                                                 1
Item 2  Description of Property                                                                 15
Item 3  Legal Proceedings                                                                       15
Item 4  Submission of Matters to a Vote of Security Holders                                     15

PART II
Item 5  Market for Common Equity and Related Stockholder Matters                                15
Item 6  Management's Discussion and Analysis or Plan of Operations                              16
Item 7  Financial Statements and Supplementary Data                                             21
Item 8  Changes In and Disagreements With Accountants on Accounting
        and Financial Disclosure                                                                21

PART III
Item 9  Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act                                       21
Item 10 Executive Compensation                                                                  23
Item 11 Security Ownership of Certain Beneficial Owners and Management                          25
Item 12 Certain Relationships and Related Transactions                                          26
Item 13 Exhibits List and Reports on Form 8-K                                                   27

Report of Independent Public Accountants                                                        F-1
Consolidated Balance Sheets                                                                     F-2
Consolidated Statements of Operations                                                           F-3
Consolidated Statements of Changes in Shareholders' Equity                                      F-4
Consolidated Statements of Cash Flows                                                           F-5
Notes to Consolidated Financial Statements                                                      F-6



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

We were incorporated under the laws of the State of Nevada, United States of America, on February 20, 1985 under the name Sperzel-NV, Inc. From 1985 until 1992, we manufactured, distributed and sold a proprietary line of accessories for use by handicapped individuals.

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

Beginning in 1995, our principal activity consisted of exploring opportunities in other business ventures, including:

(i) in March 1996, a merger with Kremlyovskaya Group, Inc., a privately held Delaware corporation with a subsidiary company involved in the distribution of vodka and other products in foreign markets; and

(ii) in December 1996, the acquisition of IPC Corporation (Australia) Pty., Ltd. ("IPC Australia"), an Australian company by our wholly-owned subsidiary, AMC International Holdings Ltd., a British Virgin Islands Corporation ("AMC Holdings").

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

On February 24, 1999, we acquired all of the issued and outstanding stock of TecnoChannel Technologies Sdn. Bhd., a privately-held Malaysian corporation ("TecnoChannel"), in exchange for 8,500,000 shares of our common stock which we issued to the shareholders of TecnoChannel. We also issued 440,000 shares of our common stock to GEM Ventures Ltd. for its services as our financial adviser in connection with this transaction. As a result of the reverse split of our outstanding common stock on February 23, 1999 and the subsequent issuance of our common stock on February 24, 1999, the aggregate shareholdings of those persons who were our shareholders before these transactions were reduced to less than 1% of our issued and outstanding common stock immediately after these transactions. Our acquisition of TecnoChannel allowed us to adopt and focus on the business of TecnoChannel. In April 1999, we changed our name from Asia Media Communications, Ltd. to MyWeb Inc.com ("MyWeb" or the "Company").

BUSINESS OVERVIEW

We are a major Asian Internet online services company which utilizes alternative access devices as an additional means of distributing our portal services. Our main portals are currently in the People's Republic of China (the "PRC" or "China"), Singapore and Malaysia, each of which is focused on delivering locally-targeted content and electronic commerce. Our portals are principally accessed through co-branded television set-top boxes and through personal computers. Due to the general downturn in the online advertising industry in the emerging markets, we have diversified our services to include software engineering and e-commerce consulting services, in addition to our established operations, to capitalize on the demand for such services in the Asian region. By providing a range of integrated services in addition to our portal services in the emerging markets, we expect to obtain a competitive edge over our competitors in our operating markets.

THE BUSINESS OF ONLINE SERVICES ("PORTALS")

Portals are gateways or entrances to the Internet. They have the potential to be central hubs for content, communication, community, and commerce on the Internet. Portals have become to be typically described as a starting point page with a hierarchical, topical directory and a search window, with added features like news headlines and stock quotes. In this respect, all default pages that get loaded upon connection and which provide features like search engines could generally be termed "portals". Typical examples include Yahoo, Netscape and America Online ("AOL").

Portals generally provide a comprehensive, intuitive and user-friendly online guide to Internet navigation and aggregated information content. Such gateways to the Internet usually include a hierarchical, subject-based directory of Websites, which enables Web users to locate and access desired information and services through hypertext links included in the directory. Portals also normally incorporate a rich set of current and reference information from leading content providers including: real-time news, stock quotes, business profiles, stock investing commentary, sports scores, television listings, weather information, maps with driving directions, searchable yellow pages, People Search white pages and e-mail listings.

Generally, the main revenue generators for portals are advertising on the Internet and electronic commerce ("e-commerce") revenues.

a. Advertising on the Internet

The Internet offers Web-based advertising which, in a number of ways, has significant advantages over traditional advertising mediums. On the one hand, certain software programs have enabled advertisers to target specific audiences, while other programming has permitted users to interact with the advertising messages presented on the Websites. Advertising over the Internet has also enabled advertisers to measure the effectiveness of their advertising by allowing them to track the number of impressions or times that an advertising message appears in page views downloaded by users. Such figures can be verified by an independent third-party auditor. Advertisers can also gauge an advertisement's effectiveness by generating "click-through" or user requests for additional information (made by clicking on the advertiser's banner linking the user to the advertisers' Website). Despite these advantages, the worldwide market for online advertising has recently experienced a downturn internationally and, as such, is not expected to be a significant source of revenue for us in the near future.

b. E-commerce

The Internet permits online retailers certain features and functions that are unavailable to traditional brick and mortar retailers. Such features and functions enable online retailers to (i) interact with their customers and advertisers; (ii) capture valuable data on customer tastes, preferences and shopping patterns; and (iii) target their advertising and products to specific demographic groups. We anticipate that e-commerce will continue to grow in Asia and recognize the potential revenue such growth represents in the long term. In order to capitalize on the growing demand for e-commerce in Asia, we have strategically set-up or acquired online retailing businesses in the Malaysian market, including an auction site and an office supplies retailer. Upon the maturation of our operations in Malaysia, we plan on exporting our e-commerce business model to other Asian markets, in particular to China.

We seek to become an internationally-recognized provider of portal services, known for localized content, services and e-commerce in the Asian markets. This entails offering one-stop information and lifestyle content in the local language, primarily traditional Chinese (as well as in English), which provide features such as: news, business updates, finance tools, entertainment and health education, as well as providing online retailing and a myriad of other services to a diverse group of people and cultures within the Asian region. Through strategic alliances with hardware manufacturers, we have provided television set-top boxes as an additional means of capturing users onto our Internet portals. Our portals also enable us to marketing our software engineering and consulting services to businesses in the emerging markets in which we operate which currently includes China, Malaysia and Singapore.

THE BUSINESS OF CONSULTING SERVICES AND SOFTWARE ENGINEERING SERVICEs

Our professional and consulting services primarily consists of aiding businesses and corporations to develop Internet focused business plans and strategies, in addition to software engineering services. As more businesses and corporations in Asia embrace the Internet as an additional medium for their operations, we aim to be strategically positioned to be able to provide such services to those businesses.

Our strategy is to provide turnkey solutions to our customers from the conceptualization of their online businesses to the final roll-out and maintenance of their Websites by providing both consulting and software engineering services.

a. Consulting Services

We believe that the Company's strength in consulting services lies in our ability to (i) understand clients' business objectives and their markets and
(ii) effectively collaborate with our creative and engineering teams in order to make recommendations for online businesses which meets customers' online goals while complementing their traditional operations. In addition, our familiarity with local and international strategies and market requirements, along with our technical expertise, enables us to quickly deliver a prototype that allows our clients the opportunity to have a time-to-market advantage. Other consulting services that we provide include: creating and managing online advertising, promotion and marketing campaigns, online branding services and technology consulting services.

b. Website Design and Software Engineering Services

The Company's design and software engineering services include Web application design and development, software implementation and integration, and Web and network infrastructure design and implementation. Our design services aim to enhance our clients' online properties by promoting interaction and communication with their customers based on their needs and objectives. Our software engineering services include services such as implementing technical infrastructure requirements, technical design, development and integration related to electronic commerce and Web-based applications developments.

We seek to become a leading provider of such services in our Asian market operations by capitalizing on our experience in building the MyWeb online properties and our relationships with clients of our consulting services.

OUR BUSINESS MODEL

In developing our business strategy, we have sought to integrate our business lines by engaging in what we believe are the four fundamental layers of technology within the Internet field. In the context of set-top boxes for Internet television access, the four fundamental layers of technology are:

o Software Layer: this involves providing interfacing software which enable set-top boxes to access the Internet and perform interactive functions, along with software that enables Internet service providers ("ISPs ") to serve set-top box users. This means that the software used within the set-top box must be compatible with the software used by the ISPs to host and deliver Internet content to the end-user.

o Device Layer: this involves cooperating with hardware manufacturers in the design, production and distribution of set-top boxes - the hardware that connects the user to the Internet through the television via a modem. We participate in the device layer through our co-branded set-top boxes which are manufactured by our partners through strategic alliances.

o Communications Layer: this involves collaborating with telecommunication companies ("Telcos") and ISPs, who offer a delivery channel to the Internet.

o Content Layer: this involves providing information, applications, links and material, both in static and interactive formats, whether free or for a fee. Content can also be in the form of advertising and electronic commerce.

We are primarily involved in the software and content layers. However we also work with ISPs and Telcos (the communications layer) and hardware manufacturers (the device layer) to drive the deployment of our services to the end customers. Our primary involvement in the software layer is through our Thunder software which enables set-top boxes to function as an Internet gateway and our ThunderServ software which allows ISPs and Telcos to offer television Internet access to their subscribers. Our primary involvement in the content layer is through our portals.

In taking part in the four layers, we have actively sought to build strategic alliances with third parties, including hardware manufacturers, ISPs and content and application providers. These relationships have enabled us to focus our research and development expenditures and to exploit the marketing potential of each alliances' existing distribution channels and customer base.

The products and services that we offer, in terms of these four layers of technology, are set forth below:

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

     We have developed a prototype version of the Thunder software based on the Linux platform. However, commercial production of co-branded set-top boxes based on the Linux platform has yet to commence.

     Software for ISPs: ThunderServ

     We have also designed and developed a software solution that provides an interface between set-top boxes and ISPs. We license this software, called ThunderServ, to ISPs with whom we have developed strategic relationships.

     ThunderServ software currently incorporates the following features:

     o Integrated electronic billing module for completely automated and paper-free billing;

     o Personalization module to allow personalization of MyWeb Online Services for subscribers;

     o User access control based on a password for restricting unauthorized usage;

     o Remote upgrade module to allow remote online upgrading of client software; and

     o   Parental control for blocking access to specified sites.

     We have strategic alliances with ISPs in China and Malaysia that license our ThunderServ software in order to provide television Internet access to their subscribers. In each of the markets we conduct business, we seek to identify and establish relationships with leading ISPs in order to gain access to the broadest subscriber base. We have business relationships with MIMOS Berhad in Malaysia and Asia Infonet Co. Ltd. ("Asia Infonet") in Thailand (although our services in Thailand have being delayed indefinitely due to the current unfavorable economic conditions for Internet companies). These relationships are discussed more fully under "The Communications Layer."

     b. The Device Layer

     The set-top box is an Internet access device that is designed to sit on top of the television. A built-in modem connects the television to the Internet via an ordinary telephone line. To install the set-top box, the user simply connects the television and telephone to the set-top box. Once connected through an ISP, the user can surf the Internet with an infrared remote control aimed at the television screen, which functions like a mouse and allows the user to "point and click." Alternatively, the user can use a cordless infrared keyboard to enter text and navigate within the portal.

     Set-top boxes are generally low-cost and easy to use products that deliver one or more interactive benefits. Consumers can use set-top boxes to supplement personal computers and, to a certain extent, replace personal computers. Set-top boxes also offer consumers a range of services, from providing basic functions such as teletext (a one-way content) to complete interactive services such as video-on-demand, web browsing and e-mail.

     Rather than manufacture the set-top boxes ourselves or source through a single supplier, we have chosen to enter into strategic relationships with a number of manufacturers. We have done so in order to ensure that MyWeb set-top boxes will be available in our markets to the largest number of users who wish to access the Internet using televisions. Under these arrangements, the manufacturers principally drive the marketing and sales process through the co-branding of MyWeb set-top boxes. We believe that these arrangements are advantageous for us because the manufacturers are responsible for carrying any inventory of set-top boxes and we, therefore, are not burdened by any storage costs associated with this activity. Additional benefits to having multiple manufacturers include (i) not being beholden to any one manufacturer, (ii) less disruption if a manufacturer, for whatever reason, is unable to continue manufacturing set-top boxes, and
     (iii) increased acceptance of our Thunder software, along with increased marketplace penetration, arising from the aggregated marketing efforts of each manufacturer.

     Generally, we seek to establish non-exclusive relationships with well-known manufacturers in each of our operating markets. We currently have business arrangements (as further described below) with Qingdao Haier Computer Co., Ltd. ("Haier") and Soyea Technology Company Ltd. ("Soyea") to jointly develop non-PC access devices and/or manufacture set-top boxes that carry the MyWeb brand. In order to further expand our distribution network, we are currently exploring opportunities with other manufacturers in our markets.

     Soyea: Soyea, a company listed on the Shenzen Stock Exchange and a subsidiary of the West Lake Electronics Group, is one of China's major television manufacturers. We entered into an agreement dated May 18, 1999, with Soyea, pursuant to which we agreed to provide the Thunder software and manufacturing specifications and details for the set-top boxes. Soyea, in return, agreed to provide the manufacturing infrastructure, marketing and distribution of the end product throughout China. We have also agreed to undertake joint research and development with Soyea, as well as to share the technology of our future projects developed with Soyea.

     Haier: Haier is one of China's major consumer electronics and whitegoods manufacturers based in Shandong, China. We entered into a joint venture agreement with Haier in July of 1999, to cooperate in product development, marketing and promotion, the provision of content and e-commerce and the joint development of the television Internet market. Under this agreement, Haier has agreed to manufacture MyWeb set-top boxes and we have agreed to provide software and technical support, product licensing, recommendations on marketing, as well as subsidies for the set-top boxes. We believe we will benefit from this strategic relationship because of Haier's strong brand recognition and wide distribution network in China.

     In January 2000, our wholly-owned subsidiary, TecnoChannel, entered into a license agreement with MyWeb Beijing, a subsidiary company, to license our Thunder software and other intellectual property related to the production of our set-top boxes. MyWeb Beijing, in turn, entered into sub-licensing agreements with Soyea and Haier in February 2000. Due to regulations in China relating to the importation and licensing of foreign technology, licensing agreements between a Chinese company and a foreign company are required to be approved by relevant regulatory authorities. We were granted approval for the licensing agreements by the PRC Ministry of Foreign Trade and Economic Cooperation on July 7, 2000, and the PRC Copyright Bureau on June 30, 2000..

     The Thunder software provided to Soyea and Haier is programmed to have our MyWeb Websites as the default home page once the Internet is accessed through these set-top boxes. Through this arrangement we secure visitors who use the co-branded MyWeb set-top boxes to the MyWeb Online portals.

     c. The Communications Layer

     Telecommunication companies and ISPs act as the delivery channel through which owners of MyWeb set-top boxes access the Internet. We offer ISPs and Telcos an attractive low-cost solution to increasing the number of subscribers to their networks. Since all set-top boxes users require an ISP account to access the Internet, there are direct benefits to ISPs in partnering with us.

     We believe there are benefits to developing relationships with these companies. Such a relationship will enable purchasers of MyWeb set-top boxes to simply "plug and play," since each box will already be connected to an ISP, and we believe this ease of use will help increase the demand for MyWeb set-top boxes by a captive fixed-line subscriber market, in addition to appealing to a market of potential Internet users who may be unable to afford or unwilling to pay for a personal computer. We have established strategic alliances with ISPs in several countries to provide maintenance and updating of software, joint promotions, and to increase consumer awareness. Depending on the arrangements with each ISP, we may receive certain fees which are further described below. In return for providing the ThunderServ software, we receive marketing benefits, such as advertising space on the ISP's Websites.

     Details of our arrangements with these ISPs are set forth below:

     Jaring (Malaysia): Jaring, the ISP arm of MIMOS Berhad, is a large ISP in Malaysia. We have an informal arrangement with MIMOS Berhad for Jaring to be the default ISP provider for set-top box users accessing the Internet. For the Jaring subscribers we service, we charge an initial registration fee and a 10% fee based on the access fees paid through us.

     Asia Infonet (Thailand): Asia Infonet is an ISP in Thailand. On February 22, 2000, we entered into an agreement with Asia Infonet to jointly distribute and market a co-branded portal in Thailand, localized in Thai language. Under the terms of the agreement, Asia Infonet has agreed to provide consumers with local access to MyWeb's portal and allow MyWeb access to its distribution channels at no cost to distribute and market our products and services. In addition, we have agreed to provide logos and icon links to Asia Infonet's Websites on its portal. Currently, our expansion to the Thailand market has been deferred due to the current unfavorable economic conditions for Internet companies.

     d. The Content Layer

     In October of 1997, we launched the MyWeb Online Service. The MyWeb Online Service is an Internet lifestyle and business content provider of information and interactive applications such as e-commerce, financial services, educational services, games and chat rooms. Portals for the MyWeb Online Service are available in each country in which we operate and are customized to provide regional information and services in the local language.

     The current Internet properties in the MyWeb Online Service family are:

     www.mywebinc.com
     www.myweb.com.sg (Singapore)
     www.myweb.com.my (Malaysia)
     www.myweb.com.cn (China)

     Our Internet strategy involves partnering with third-party content providers to allow their content to be accessible from within our portal. Such partnerships will make our portals more comprehensive and appealing in that users will be able to locate all of their online interests within our portal, leading to lengthier connection times and an increase in repeat visits. We believe that the provision of interesting and appealing content, along with the availability of in-demand retail products online, will ensure a high visit rate to our portals and subsequently help generate e-commerce and advertising revenues. To this end, we have formed business relationships with providers in several fields, including Star Newspaper, Reliance Travel, GettingHere.com and Ericsson Business Consulting (Shanghai). Some of these relationships are not pursuant to any formal documentation.

     The MyWeb Online Service family has region-specific content targeted at local Internet users and is generally organized into six channels. A summary of the main content in each channel is described below:

     ---------------------------------------------------------------------------
     CHANNEL             CONTENT
     ---------------------------------------------------------------------------
     BUSINESS AND         o Financial information from major financial centers
     FINANCE              o Stock market and economic commentary in the regional
                            markets
                          o Bulletin board to host financial discussions and
                            forums
                          o Access to online financial planning through
                            partnership with KL Mutual Fund

     ---------------------------------------------------------------------------
     EDUCATION AND        o Company directory and articles on professional
     CAREER                 industries
                          o Career advice and job listings Career advice and job
                            listings
                          o Resume bank facility Resume bank facility
                          o Career fair, resume administration program, and job
                            search through a recruitment and career development
                            Website (Jobpolitan.com), developed by MyWeb in
                            Malaysia.
     ---------------------------------------------------------------------------
     FOOD AND             o Food recipes
     ENTERTAINMENT        o Listing of entertainment events
                          o Movie synopses, cinema movie listings and screening
                            schedules of certain local movie theaters
                          o Celebrity news
                          o Music reviews
                          o Tips on computer games
                          o Book reviews
                          o Special interest chat rooms
                          o Online quizzes (China only)
                          o Horoscopes, comics, jokes and opinion polls
     ---------------------------------------------------------------------------
     E-SHOPPING           o Movie ticketing
     (CURRENTLY IN        o Music CDs
     MALAYSIA ONLY)       o Bakery and cakes
                          o Household consumer products
                          o Books through partnership with MPH Bookstore
                          o Stationery and office supplies
                          o Online promotional coupons and discount vouchers
     ---------------------------------------------------------------------------
     HEALTH AND BEAUTY    o Discussions with health and beauty industry
                            professionals
                          o Medical information
                          o General education for baby care (China only)
                          o Health advice
                          o Beauty tips
                          o Special women' section dedicated to covering career,
                            relationships, money and parenting (Malaysia only)
     ---------------------------------------------------------------------------
     NEWS                 o News through links with local and international news
                            providers
     ---------------------------------------------------------------------------

     ---------------------------------------------------------------------------
     OTHER FACILITIES     o Travel articles and general advice
                          o Bargains and special offers for travel and tours
                          o Travel ticket reservations
                          o Auction site (www.easy2bid.com)
                          o Electronic planning calendars and greeting cards
                            (Scheduler)
                          o Classifieds
                          o E-mail
     ---------------------------------------------------------------------------


OUR KEY STRATEGIES

We have recently de-emphasized our dependence on the portal as our main source of operating revenues due to the downturn in online advertising in our markets of operation. We, however, envisage e-commerce to remain a main source of revenue going forward. Our revised present strategy is to concentrate on the development and growth of our e-commerce activities and software engineering and e-commerce consulting services, while continuing to update our online abilities by automating our portal content, upgrading our set-top box software and server applications technologies and expanding our set-top box distribution network.

     a. Advertising

     Although the downturn in the online advertising industry has affected our total revenue, we continue to offer advertising on our portals in China and Malaysia.

     The principal forms of advertising that we offer are: banner ads (small, rectangular graphics that appear on most consumer Websites, with either static or moving graphics); button ads (small, squarish ads that are usually at the bottom of a Webpage and contain only a corporate name or brand, and which link the Webpage directly to the corporate homepage of the advertiser); and sponsorship or co-branded channels (advertising that links companies' brands and products with the editorial content on targeted Websites).

     We use a range of pricing and products to sell advertising content on our portals. Our advertising rates, which are often negotiated on a case-by-case basis, vary according to several factors including, the duration of the advertising contract, the cost per million of page views, the commission negotiated and channel sponsorship.

     As part of our strategy to increase our source of online advertising revenues, in September of 2000, TecnoChannel incorporated a wholly-owned Malaysian corporation, Jobpolitan.com Sdn. Bhd. ("Jobpolitan"). Jobpolitan offers a comprehensive suite of interactive recruitment services. Advertising corporations will have the option of recruiting employees by advertising on the online recruitment Website while job seekers can post their resumes on Jobpolitan.com, search the database on job posting and also utilize our other extensive career resources. Revenue from our online recruitment property remained insignificant during the fiscal year ended December 31, 2000. Our goal is to become one of the leading Internet recruitment Websites in Malaysia and to expand this service to our other operating markets.

     b. E-commerce

     We believe that e-commerce is a natural extension of our portal network. Currently, the e-commerce market has not developed in Asia nearly to the extent it has in the United States. Consequently, we have only begun to generate revenues from online retailing in 1999 within our Malaysian market (although revenues for 2000 have increased approximately 90% from our 1999 figures). We believe that the delay in development is due to several factors such as the uncertainty of purchase fulfillment due to the lack of quick and efficient delivery systems and inadequate means of payment processing. We believe, however, that e-commerce in Malaysia, as well as in the rest of Asia, will continue to develop and grow. Our transaction driven e-commerce business is currently operated by our subsidiary companies, Unioffice Sdn. Bhd. ("Unioffice") and MyWeb E-Commerce Sdn. Bhd. ("MyWeb E-Commerce") and generates revenue by selling products or services on the Internet.

     Unioffice is engaged in the online sales of office stationery supplies while MyWeb E-Commerce is an online shop for fast moving consumer goods. MyWeb E-Commerce primarily retails and distributes Unilever, Kao and Indocafe branded products.

     To expand our e-commerce business, in January 2000, we acquired a 95.0% interest in Easy2Bid Pte. Ltd. ("Easy2Bid"), an Internet auction company incorporated in Singapore, in exchange for 6,200 shares of our common stock at the agreed value of S$32.26 per share or approximately US$19.36 per share. Easy2Bid operates the online auction site, www.easy2bid.com. We plan to expand Easy2Bid's business in Singapore and to use it as a base to start online auction sites in Malaysia and China.

     We entered into a sales and purchase agreement, dated January 2, 2000, to acquire a 66.67% interest in Pacific Office Supplies Sdn. Bhd. ("Pacific Office"), a Malaysian corporation, for cash consideration of Malaysian Ringgit ("RM") 4,666,667 or approximately US$1,228,070. Pacific Office is engaged in the stationery and office supplies trading business. We are in the process of developing an online sales operation for Pacific Office and we intend to integrate such online operations into our portals in order to expand our e-commerce operations. Subsequently, as part of our listing application on the Labuan International Financial Exchange ("LFX"), we have entered into a letter of intent to dispose of our 66.67% interest in Pacific Office due to the similarity of operations with Unioffice. (Please refer to Page 11 for further information on the Company's proposed spin-off and listing on LFX)

     On April 27, 2000, we entered into a Joint Venture and Shareholders' Agreement with three other parties (the "Joint Venture Agreement") to form a joint venture for the purpose of undertaking and engaging in the business of providing Electronic Delivery Services to, and as a Service Provider for, the Electronic Government Project in Malaysia. Under the Joint Venture Agreement, the Company is obligated to subscribe for 35% of the total issued and paid up capital of the Joint Venture Company, which amounts to Malaysian Ringgit ("RM") 350,000 or approximately US $92,000. Pursuant to the agreement, the Company is to undertake a lead role in the planning, management, organization and implementation of the Electronic Data Services and Service Provider for the Electronic Government Project. The first phase of the Electronic Government Project is targeted to be completed in the second quarter of year 2001.

As part of our efforts to enhance our image and increase public awareness, we engaged Merger Communications, Inc. ("Merger Communications") for a one year period, beginning September 28, 1999, to provide media relation services in the United States. In consideration for such services, Merger Communications received 15,000 shares of our common stock. In October 2000, we renewed our contract with Merger for an additional 3 months period ending December 2000 in return for 30,000 shares of our common stock, which presently have not yet been issued to Merger Communications.

CUSTOMERS

No customer accounted for more than 5% of total revenues during the fiscal years 1999 and 2000 for any of our three main business lines. We are not dependent upon any single customer or supplier in our business.

LICENSES

The Thunder and Thunderserv software used in each of our set-top boxes is based on the Linux operating system. Subject to the redevelopment of the Thunder software on alternative operating systems, we are not dependent on any particular licensing agreement or contract.

COMPETITION

Our co-branded set-top boxes, which are manufactured and distributed by set-top box manufacturers with whom we have entered into strategic partnerships may compete with set-top boxes manufactured by other companies. However, as the portal business is part of our overall business strategy, we consider other set-top box manufacturers in Asia as our potential partners rather than competitors of our operations.

Our MyWeb Online Service family of Internet properties operates in a highly competitive product market. Our competitors for Internet traffic and advertising include other existing Internet portal sites. We believe the principal competitive factors in the consumer online services industry include:

     o   product features
     o   brand recognition
     o   ease of use
     o ease of access through distribution channels such as Internet search engines and links on other Internet properties
     o   types and manner of advertising
     o   quality of content

We believe that our Internet properties currently compete effectively in these areas and that we have certain competitive advantages over our competition. Our competitive advantage arises from our strategic partnerships with companies that will help direct traffic to our online properties and our ability to customize Internet properties for each of our target markets. Most significantly, the main differentiation that sets us apart from our competitors is the localization of the language and content of the MyWeb Online Service. Such customization of local content and language has enabled us to better meet the local needs and requirements of online users' and has helped us to develop a closer relationship with such individuals. This is of particular significance in our primary priority market, China, where the majority of the population speaks Mandarin while the majority of the Web content on the Internet is in English and caters to the US and European markets.

Our most significant existing competition in our target markets comes from existing Chinese language Internet portal sites, including:

     o   Sina.com (Chinese);
     o   Netease (Chinese);
     o   263.net (Chinese);
     o   Sohu (Chinese); and
     o   GB Yahoo! (Chinese);

Other potential competitors are:

     o   Eastnet (English);
     o   21cn (Chinese);
     o   Shanghai Online (Chinese);
     o   ChinaByte (Chinese);
     o   Hong Kong Telecom's Navigator (Chinese);
     o   Catcha.com (English);
     o   Lycos Asia (English);
     o   The Star Online (English); and
     o   e-Media (English).

During the first half of the 2000 calendar year, there was a proliferation in the number of Internet entities that provide free services and rely on advertising for their revenue, each of which also competes with us for advertising revenues. However, with the downturn in the online advertising industry recently, many of these companies have experienced difficulty in sustaining their operations. We may also encounter competition from ISPs, Website operators and providers of Web browser software (such as Netscape or Microsoft) that incorporate search and retrieval features into their offerings. Our Internet properties compete for user traffic principally on the basis of ease of use and functionality. We compete for advertising revenues with other Internet properties and advertising outlets principally on the basis of cost and results. In addition to our Internet based competition, we also compete with traditional off-line media such as television, radio, billboards, magazines, and newspapers for a share of advertisers' total advertising budgets.

Our Thunder and ThunderServ software applications compete with similar software applications developed by other companies, such as Microsoft's Venus (which is already available on the Chinese market) and NUWA, which was developed by the People's Republic of China's Science and Research Institute. We compete with such software on the basis of cost, functionality, support, and reliability.

Our co-branded set-top boxes, which are manufactured and distributed by set-top box manufacturers with whom we have entered into strategic partnerships may compete with set-top boxes manufactured by other companies in sales, and consequently, Internet user traffic that is directed to our portal network through our set-top boxes. Microsoft's WebTV was the first company to target the market for set-top boxes through a combination of software applications for use in set-top boxes, co-branding of set-top boxes with manufacturers of set-top boxes, and branded Internet properties targeted towards users of set-top boxes. We do not consider WebTV as our competitor, as it currently does not operate in the same Asian markets. However, competition may arise from Asian set-top box manufacturers such as TCL International Holdings Limited and Legend Holdings Limited. Although we are not a set-top box manufacturer, we may compete with these companies in directing Internet user traffic to our portal through our co-branded set-top boxes.

Competition may also arise from companies which provide alternative access systems and devices to the Internet, including high speed broadband satellite service, WAP (wireless application protocol) devices and local multi-point distribution systems in the Asian markets.

RECENT DEVELOPMENTS

PROPOSED SPIN-OFF AND LISTING ON THE LABUAN INTERNATIONAL FINANCIAL EXCHANGE

On November 29, 2000, we announced our intent to spin-off our set-top box division as a separate entity through a public listing and an initial public offering on the U.S. dollar led Labuan International Financial Exchange ("LFX") as a means of raising additional funds (the "Spin-Off"). In January of 2000, we also announced a proposed dividend of the Spin-Off company, MyWeb Technologies Ltd. ("MyTech"), to be paid to MyWeb shareholders, pending a successful spin-off and initial public offering.

We intend to proceed with the proposed Spin-Off only upon obtaining all of the necessary regulatory approvals. There can be no assurance, however, that we will be able to obtain all of the required consents or authorization. In the event that all requisite approvals are granted, we anticipate completion of the Spin-Off within 180 days of receiving such approval, although there can be no assurance that we will be able to complete the Spin-Off successfully. Even assuming successful completion of the Spin-Off, there can be no assurance that significant proceeds will be raised through the initial public offering, if at all.

On February 21, 2001, our proposed Spin-Off subsidiary, MyWeb Tech (a company incorporated in the British Virgin Islands) obtained approval in principle from the regulatory bodies of LFX for admission to the Official List of LFX and for the floatation of the entire issued and paid up share capital of MyTech. The background of the listing on the LFX are as follows:

The Spin-off will be effected by a series of nearly simultaneous transactions, as follows:

1. TecnoChannel will make an inter-company transfer of a portfolio of assets consisting of its set-top box business to MyWeb Access Sdn. Bhd. ("MyA"), a Malaysian corporation.

2. TecnoChannel will transfer all of its shares in the TecnoChannel subsidiaries to MyTech. In exchange, MyTech will issue approximately 60.66% of its authorized but unissued shares to TecnoChannel.

3. MyTech will issue approximately 26.0% of its authorized but unissued shares to the minority shareholders of MyWeb E-commerce and Unioffice in exchange for their entire minority interest in MyWeb E-commerce and Unioffice. The TecnoChannel subsidiaries subsequently will be wholly-owned by MyTech. Following this transfer, the two minority shareholders of MyWeb E-commerce will own an aggregate of 25.13% of MyTech (equal to the value of their original 20% of MyWeb E-Commerce), and the minority shareholder of Unioffice will own 0.87% of MyTech (equal to the value of his original 25% of Unioffice).

4. MyTech will issue and sell the remaining 13.33% of its authorized but unissued shares in its initial public offering on the LFX.

5. TecnoChannel will distribute a portion of its newly acquired shares of MyTech (i.e. the Spin-Off shares) on a pro rata basis to holders of shares of MyWeb common stock. The pro rata distribution of MyTech shares will be accompanied by an information statement that describes the Spin-off in which MyTech will substantially comply with Regulation 14A or Regulation 14C under the Exchange Act.

In April, 2001, MyTech received verbal approval from LFX's regulatory body to list its shares on the LFX, with formal approval to be granted upon finalization of the terms of the Spin-Off and the disclosure of certain shareholder information. MyTech anticipates that its shares will be listed on the LFX by the end of May. The Spin-Off has been structured as described herein based on market and tax considerations. Market considerations lead to the transfer of 100% ownership in the TecnoChannel subsidiaries (and, accordingly, the set-top box business) by TecnoChannel to MyTech in order to increase MyTech's value in anticipation of its initial public offering on the LFX. Tax considerations dictate the Spin-off be made by a MyWeb subsidiary to avoid an additional corporate tax to MyWeb.

On February 15, 2000, we entered into a license and service agreement with MyWeb Americas, Inc. ("MyWeb Americas"). The agreement allowed MyWeb Americas to develop, offer and promote television Internet access and Spanish and

Portuguese versions of our MyWeb Online Services to markets in Latin America. Under the agreement, MyWeb Americas was permitted to use our Thunder and Thunderserv software, along with our intellectual property rights relating to our MyWeb Online Service. In addition, they were also granted the right to sub-license and promote our technology within the Latin American markets. The agreement and license was valid for a term of five years, with provisions for automatic extensions of successive three-year terms. Both parties had the right to terminate the agreement and license by providing at least 90 days' notice before the end of a term. In accordance with the agreement, MyWeb Americas issued to us 3,405,405 shares of its common stock. MyWeb Online Services for the Latin American market was launched in 2000 in Mexico and Brazil.

We entered into a Shareholders' Agreement, dated February 15, 2000, among all of the shareholders of MyWeb Americas (the "Shareholders' Agreement"). Subject to certain exceptions, the Shareholders' Agreement provided shareholders with a right of first refusal to purchase any shares of MyWeb Americas that any shareholder wished to sell and tag-along rights to include a pro-rata portion of their shares in any proposed sale of shares by a shareholder. Shareholders who wished to transfer their shares are required to obtain an opinion of counsel that such transfer may be effected without registration under the U.S. Securities Act of 1933, as amended, or that such shares had been registered with the Securities Exchange Commission under an effective registration statement. Subject to certain terms and conditions, the shareholder of MyWeb Americas' Series A preferred shares had an option to purchase additional Series A preferred shares and a right of first offer to subscribe for any additional shares that MyWeb Americas proposed to issue. In addition, certain actions could not be taken, including, but not limited to, altering the rights or privileges of MyWeb Americas' Series A preferred shares, entering into any transaction with an affiliate and the incurrence or guaranty of indebtedness in excess of $500,000, without the vote of the directors elected by such shareholder owning the Series A preferred shares.

MyWeb Americas ceased its operations in Latin America during the fourth quarter of 2000 with the operations of their Websites in Brazil and Mexico either having been assumed by other parties or closed down. MyWeb Inc.com did not incur any write-down in investments from the closure of MyWeb Americas since we did not make any monetary investment in MyWeb Americas. We received our shares in exchange of our set-top box technology licensed to MyWeb Americas. We also have not recognized any revenues from the licensing of our technology nor have we written-off our investment upon the cessation of MyWeb Americas operations since we suffered no losses in terms of cash or in our books.

In May 2000, we obtained approval from the Singapore Exchange Securities Trading Limited ("SGX") for a secondary listing of the Company's common stock on the Stock Exchange of Singapore. However, due to the market conditions, the Company has deferred the secondary listing of the common stock on the SGX until a later date to be determined.

On February 23, 2001, MyWeb Beijing ("MWB BJ") completed a series of agreements with Beijing ShunTiamHang Investment and Management Co. Ltd. (collectively, "Beijing STH Investment"). Pursuant to the terms of the agreements, Beijing STH Investment agreed to invest a total of RMB3 million or approximately US$362,000 in MWB BJ, in return for 22% of the total issued and paid up capital of MWB BJ. The full payment price was received by MWB BJ as of March 31, 2001.

Under the terms of the agreement, Beijing STH Investment has the right and option to:

(i) convert its MWB BJ shares into newly issued MyWeb common stock of equivalent value. The purchase price or conversion price is set at the closing price of MyWeb common stock on the market day prior to the date of the Investment Agreement.

(ii) purchase the following number of shares of MyWeb common stock within one year of February 23, 2000, the date of the agreement:

     (a) 1,000,000 shares of common stock at the agreed discount rate of 40% of the average market price for the 21 days prior to the date of the intended purchase.

     (b) an additional 1,000,000 shares of common stock at the agreed discount rate of 20% of the average market price for the 21 days prior to the date of the intended purchase.

     (c) an additional 800,000 shares of common stock at no discount of the average market price for the 21 days prior to the date of the intended purchase.

GOVERNMENT REGULATION OF THE PRC INTERNET INDUSTRY

OVERVIEW. The PRC is currently our largest and most important market. The Chinese market poses certain macro-economic and regulatory risks and uncertainties. At present, there is no legislation in the PRC directly addressing the Internet businesses in which we operate.

Although the PRC has implemented a wide range of market-oriented economic reforms, continued reforms and progress towards a full market-oriented economy are uncertain. There are substantial uncertainties regarding the proper interpretation of existing PRC laws and regulations relating to the Internet. The PRC does not have a well-developed body of laws governing foreign enterprises, such as those relating to the permissible percentage of foreign investments. Official Chinese statements regarding these evolving policies have been conflicting and are subject to broad interpretation and modification.

The legal issues, risks and uncertainties relating to the PRC government laws and regulations generally relate to the legality of MyWeb Beijing's ownership structure, whether the PRC government will restrict or prohibit the distribution of content over the Internet, whether the imposition of additional regulatory requirements may result in our non-compliance with applicable law, and whether we will be able to acquire future licenses or permits necessary to conduct our operations in the PRC. Because many Chinese laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement may involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases have limited binding force as legal precedents. As a result, in many cases it is difficult for us to determine the type of content that may result in liability for a Website operator.

According to applicable regulations in the PRC, Internet companies in China are required to complete security filing procedures with the local public security bureau and to regularly update the local public security bureau regarding information security and censorship systems for their Websites. MyWeb Beijing has adopted security maintenance measures, including employing personnel to be responsible for its security systems, and exchanging information with the local public security bureau with regard to sensitive or censored information and Websites on a regular basis.

Our legal structure and scope of operations in China could be subjected to restrictions, which could result in severe limitations in our ability to conduct business in the PRC.

RESEARCH AND DEVELOPMENT

The amount we spent on research and development in 1999 and 2000 was approximately $418,000 per year. Research and development remains a critical element in our business and we have maintained our level of expenditure in 2000 in order to remain competitive in the set-top box market. We are currently working on several research and development projects, both in-house and in collaboration with our partners to improve our service delivery, including the following:

(i) The development of a broad band set-top box with new added features including, Video on Demand (VOD) which provides DVD quality pictures, Internet phone via the set-top box and the option of handwritten input instead of keyboard input. We are also developing a server software to support the VOD feature of the broadband set-top box. In addition, we are constantly upgrading the components of our set-top box design in order to maximize the integration of the latest developed chips and components while finding means to produce such product at a lower cost by utilizing cost effective solutions.

(ii) The joint development with major PRC banks of a television banking service to be provided to consumers via the set-top box. This banking service will enable set-top box users to enjoy banking through their television by connecting them to the call center of their bank.

(iii) The development of an identification card or Smart Card application for security and the e-commerce payment systems in China.

(iv) The development of a short message system (SMS) which allows subscribers to be alerted of important deadlines of assigned tasks as well as payment and project deadlines. This application is targeted to corporate users as a useful and effective project management tool..

(v) The development of an office automation system for corporate users with features such as paperless stamping, signature, approval comments, as well as file management.

INTELLECTUAL PROPERTY

Although our success depends on maintaining and protecting our intellectual property including our software and our trademarks and tradenames, we have not registered any of our trademarks in the United States or abroad. We are currently in the process of registering our trademark of MyWeb in Malaysia, Hong Kong, Singapore, Thailand, Indonesia, Philippines and India and have successfully registered the trademark in the People's Republic of China.

We have entered into agreements with some of our employees, business partners, licensees and others which provide for certain protections of our intellectual property. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our licensed services or technology without authorization or to develop similar technology independently. Policing unauthorized use of our intellectual property is difficult and we have no assurance that the steps we have taken to protect our proprietary rights will be adequate because:

(i) effective trademark, copyright, and trade secret protection may not be available in every country in which our products and Internet properties are distributed or made available through the Internet, and the global nature of the Internet makes it currently virtually impossible to control the ultimate destination of our products;

(ii) while we try to ensure that our licensees maintain the quality of our brand, our licensees may take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our products and Internet properties; and

(iii) protection of the distinctive elements of MyWeb may not be available under copyright law.

Our proprietary information and technology is not patented and may not be patentable. We believe that the success of our business depends in part on our proprietary technology, information, processes and know-how. We generally try to protect our intellectual property rights based on trade secrets and patents as part of our ongoing research, development, and manufacturing activities. However, there can be no assurance that:

(i) we have adequately protected or will be able to adequately protect our technology;

(ii) our competitors will not be able to utilize our existing technology or develop similar technology independently;

(iii) the claims allowed on any patents held by us will be broad enough to protect our technology; or

(iv) foreign intellectual property laws will adequately protect our intellectual property rights.

The "www.myweb.com" and "www.myweb.net" URLs in the United States , among other URLs which contain "myweb" in their URL names, are currently owned by unrelated third parties. There is no assurance that these third parties will not make a claim against us in the future. The current law regarding Internet user names remains unclear. We may be required to defend the use of our name within the United States in a future litigation. This could result in significant legal costs and expenses which may have a material adverse effect on our business, results of operation and financial condition.

We entered into a two-year Binary License and Redistribution Agreement with Sun Microsystems, Inc. ("Sun") in March 1999 (the "Sun Agreement"). The Sun Agreement permits us to reproduce and redistribute Sun's "JavaOS for Consumers" and its "Personal Applications Browser". We have not incorporated the licensed Sun Java technology into any of our co-branded set-top boxes primarily due to technical issues, and we have no intention to do so in the future. For the "JavaOS for Consumers", the royalties payable under the Sun Agreement in the first and second year were $234,000 and $360,000, respectively. For the "Personal Applications Browser", the royalties payable in the first and second years were $22,750 and $35,000, respectively. We have recognized expenses related to the Sun Agreement in the amount of $98,750 under Cost of Revenues for the fiscal year ended December 31, 2000. However, we have not made any payment under the Sun Agreement and are disputing our obligation to pay any amounts under the agreement. Upon finalizing the dispute with Sun Microsystems Inc., we expect to be able to reverse the total amount of $355,500 recognized to date.

EMPLOYEES

At December 31, 2000, we employed a total of 121 full-time employees, including approximately 56 in sales and marketing, 38 in design and technical positions, and 28 in finance and administration. Of these full-time employees, 37 are based in China (including Hong Kong), 83 are based in Malaysia (also serving the Singapore market) and one is based in Singapore. Presently, we do not have any employees based in the United States.

As of the end of December 1999, we employed a total of 109 full-time employees, including approximately 40 in sales and marketing, 48 in design and technical positions, and 21 in finance and administration. Of these full-time employees, 47 were based in China (including Hong Kong), 58 were based in Malaysia (also serving the Singapore market), three were based in Singapore and one employee was based in the United States. As of the end of December 1998, we employed 14 full-time employees based in Malaysia, of which three were in sales and marketing, five in design and technical positions and six employees in general administration.

ITEM 2. DESCRIPTION OF PROPERTY

We currently do not own any real property and lease our offices in Kuala Lumpur, Malaysia. We have entered into lease arrangements with Woi Seen Chin Enterprises Sdn. Bhd. and Selekta Bakti Sdn. Bhd. Our lease with Woi Seen Chin Enterprises is for approximately 5,000 square feet of commercial office space located at Unit G506 & G606, Blk G, Phileo Damansara I, Jalan Damansara, Malaysia and our lease with Selekta Bakti is for approximately 5,000 square feet of commercial office space located at G505 & G605, Blk G, Phileo Damansara I, Jalan Damansara, Malaysia. Both leases expire in June 2001 and upon expiration, it is expected that the terms of the leases will be renegotiated.

We have also entered into lease arrangements with Beijing Chongwen-New World Properties Development Co. Ltd. for our Beijing office which expires in April, 2002. In addition, we have entered into a month-to-month lease arrangement with Office General, Inc. for office support services in San Francisco. For our Singapore offices, we use office space on a rent-free basis provided to us by a former director of MyWeb, Danny Teow Teck Toe.

Our primary asset investment is in our computer servers and computer systems. In the year 2000, the cumulative expenditures on computer servers and computer systems amounted to $280,000. We own all of our servers and computer systems. We currently have more than 25 servers in the aggregate in Malaysia, Singapore and China.

ITEM 3. LEGAL PROCEEDINGS

From time to time we expect to be subject to legal proceedings and claims in the ordinary course of our business. Such legal proceedings or claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. See Note 10 to the Consolidated Financial Statements on page F-14.

Neither MyWeb nor any of its subsidiaries is engaged in any legal or arbitration proceedings either as a plaintiff or defendant in respect of any amounts or claims which could have a material adverse effect on our business, financial condition or results of operations. We are not aware of any legal or arbitration proceedings pending or threatened against us or any of our subsidiaries or any facts likely to give rise to any such proceedings which might materially affect our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock was included for quotation on the OTC Bulletin Board under the symbol "ASMC" during fiscal 1997 and 1998. During fiscal 1997 and 1998, there was essentially no trading in the common stock. From February 23, 1999 until March 23, 1999, our common stock traded on the OTC Bulletin Board under the symbol "ASMC(D)." From March 24, 1999 until March 12, 2000, our common stock traded on the OTC Bulletin Board under the symbol "MYWB." Since March 13, 2000, our common stock has traded on the AMEX under the symbol "MWB". The following table sets forth the high and low closing bid prices or the high and low sale prices for transactions on our common stock for the periods indicated. The quotations shown prior to our listing on AMEX reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


                                                   Period          High Bid or Sale        Low Bid or Sale
                                                                         Price                  Price


1999.................................            (1/1 - 12/31)              30.13                  0.06
                                              1Q (1/1 - 3/31)               24.75                  0.06
                                              2Q (4/1 - 6/30)               21.50                  8.25
                                              3Q (7/1 - 9/30)               13.38                  8.25
                                              4Q (10/1 - 12/31)             30.13                 10.88

2000.................................            (1/1 - 12/31)              27.00                  0.38
                                              1Q (1/1 - 3/31)               27.00                 12.88
                                              2Q (4/1 - 6/30)               12.75                  1.75
                                              3Q (7/1 - 9/30)                4.69                  0.50
                                              4Q (10/1 - 12/31)              2.38                  0.38

2001.................................         1Q (1/1-3/31)                  0.90                  0.19


Over the first quarter of 1999, our stock price rose dramatically. This increase was due to the acquisition of TecnoChannel. Trading of our shares commenced thereafter in the first quarter of 1999.

HOLDERS

As of March 31, 2001, there were approximately 157 holders of record of our common stock. As of such date, there were approximately 1,400 beneficial owners holding 100 shares or more of our common stock.

DIVIDENDS

We did not declare any cash dividends on our common stock during the most recent two fiscal years. It is our present policy not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends on the common stock in the future will be dependent on our financial condition, results of operations, current and anticipated cash requirements, plans for expansion, as well as other factors that our Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Sales of unregistered shares in the first three quarters of 2000 have already been reported in our quarterly filings.

We entered into a subscription agreement, dated March 23, 2000, with Asia Internet Assets, Inc. ("Asia Internet") pursuant to which Asia Internet agreed to subscribe for 250,000 shares of our common stock at a price of $10 per share in an unregistered offering pursuant to section 4(2) or 3(b) of the 1933 Securities Act, as amended (the "Securities Act"). Asia Internet paid $1.0 million of the total purchase price on April 4, 2000, and under the terms of the agreement was to pay the remaining sum of $1.50 million within 30 days thereafter. Asia Internet represented that it is an accredited investor as such term is defined in Rule 501 of Regulation D and acknowledged that the shares were being purchased for its own account and not for distribution or resale to others.

On December 27, 2000, we amended the terms of the private placement with Asia Internet by increasing the number of shares of MyWeb common stock to be issued to Asia Internet for aggregate proceeds of $2.5 million from 250,000 shares to 5 million shares. Under the terms of the amended agreement, we received an additional payment of $1.0 million on January 8, 2001, and was to receive payment of the remaining sum of $500,000 by March 30, 2001. We have agreed with Asia Internet to defer collection of the remaining $500,000 until after the issuance of 4 million shares.

The Company also entered into a Licensing and Shareholder Agreement, dated March 29, 2000 (the "Adgator Agreement"), with Adgator.com Co., Ltd. and Adgator Inc. (collectively, "AC/AI"). Under the terms of the Adgator Agreement, AC/AI had agreed to purchase, and we had agreed to sell to AC/AI, within three (3) months of the date of the agreement, $1.0 million worth of the our common stock at a price per share equal to a 30% discount from the one week average price from the agreement date. We received a non-refundable deposit of $100,000 from AC/AI in April 2000. Subsequently, AC/AI indicated that they would not proceed with the purchase of common stock and the deposit of $100,000 had been forfeited.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

As discussed below, during fiscal year 2000, we generated increased revenues from our operations in part due to the growth of our operations and the acquisition of other companies. In addition, we also reduced our total operating expenses as a result of the implementation of cost control measures in our worldwide operations.

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

CONSOLIDATED RESULTS OF OPERATIONS

REVENUES

The following table and discussion highlights our revenues for the years ended December 31, 2000 and 1999.

                                                         2000         1999

Revenues:                                                (in thousand dollars)

     Advertising, design work, software
       engineering and e-commerce consulting services     $213          $498
     Electronic commerce                                 5,603         2,940
     Subscription services, Licensing and others           510            74
                                                       -------       -------

     Total Revenue                                     $ 6,326       $ 3,512
                                                       =======       =======


Our business is principally located in Asia. We currently generate revenues from each of our three operating areas: (i) advertising and design work, (ii) software engineering and e-commerce consulting services and (iii) e-commerce and licensing/subscription services. Advertising, electronic commerce and other revenues are generated mainly from businesses marketing to Internet users of our online properties. Such revenues consist mainly of advertising and related revenues, fees associated with electronic commerce and the sale of merchandise. Software engineering and e-consulting services are generated mainly from our corporate customers. Subscription services revenues are generated from our set-top Internet terminal customers. There are no significant seasonality factors in advertising and e-commerce, our primary businesses.

COSTS AND EXPENSES

The following table and discussion highlights our costs and expenses for the years ended December 31, 2000 and 1999.

                                                         2000         1999
                                                      (In  thousand dollars)

     Costs and expenses:
     Costs of revenues                                 $ 4,923      $ 3,530
     Sales and marketing                                 2,857        6,326
     Product Development                                   590        4,396
     General administration                              4,290        2,659
                                                       -------      -------
     Total costs and expenses                          $12,660      $16,911
                                                       =======      =======

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO THE YEAR ENDED DECEMBER 31,
1999

Total Revenues

An important component of our business strategy in our Interactive Online Services business is the diversification of our core services and an increasing reliance on our online commerce and software engineering/e-commerce consulting services in addition to other revenues, as the online advertising market experiences a downturn. These revenues include electronic commerce revenues, the sale of merchandise and software engineering and consulting revenues. The growth of electronic-commerce and other revenues is important to our business objectives, as these revenues provide an important contribution to our operating results. Advertising revenues are expected to decrease in importance due to the current market sentiments as to the effectiveness of online advertising. We believe, however, that we will be able to capitalize on any potential increase in advertising spending due to our large, active and growing user base in the emerging markets.

Revenues increased from $3.51 million in the year ended December 31, 1999 (the "1999 Period") to $6.33 million in the year ended December 31, 2000 (the "2000 Period"), an increase of 80%. This increase was mainly attributable to revenue generated from e-commerce transactions in the amount of $5.60 million. No customer accounted for more than 10% of total revenues during the year ended 2000.

Cost of Revenues

Cost of revenues includes the costs of merchandise sold. Cost of revenues increased 39% from $3.53 million in the 1999 Period to $4.92 million in the 2000 Period. This increase was mainly due to the increase in e-commerce transactions and sales of set-top boxes. As of December 31, 2000, we have recognized expenses related to the Sun Agreement for the amount of $98,750 under Cost of Revenues for the 2000 Period. However, we have not made any payment under the Sun Agreement and are disputing our obligation to pay any amounts under the agreement. Upon finalizing the dispute with Sun Microsystems Inc., we expect to be able to reverse the total amount of $355,500 recognized to date.

Total Operating Expenses

Total operating expenses decreased 42% from $13.38 million in the 1999 Period to $7.74 million in the 2000 Period. The decrease was primarily attributable to a reduction in:

i) sales and marketing expenses from $6.33 million in the 1999 Period to $2.86 million in the 2000 Period;

ii) product development expenses from $4.40 million in the 1999 Period to $590,000 in the 2000 Period; and

iii) offset by the increase in general and administration expenses from $2.66 million in the 1999 Period to $4.29 million in the 2000 Period.

Sales and marketing expenses include non-monetary stock compensation expense, employee compensation, the costs to acquire and retain subscribers, and advertising and other promotion and marketing related expenses. The sales and marketing expenses decreased 55% from $6.33 million in the 1999 Period to $2.86 million in the 2000 Period, and decreased as a percentage of total revenues from 180% in the 1999 Period to 44% in the 2000 Period. The decrease was primarily attributable to the reduction in stock compensation expense from $4.6 million in the 1999 Period as compared to $1.2 million in the 2000 Period. The stock compensation expense in the 2000 Period was in connection with the excess of the fair value over the exercise prices of options granted to a certain sales and marketing employees in 1999 which became exercisable over a two year exercise period. The stock compensation expense incurred in the 1999 Period was in connection with certain sales and marketing employees who were allowed to exercise their options without paying the exercise price (cashless exercise) as well as the excess of the fair value over the exercise prices of options granted to certain sales and marketing employees which became immediately exercisable on the date of the grant.

Product development expenses consist primarily of non-monetary stock compensation expense, employee compensation relating to the development and enhancement of features of the MyWeb Online Service properties and our products, and the outsourcing of certain research and development work.

Product development expenses decreased 87% from $4.40 million in the 1999 Period to $590,000 in the 2000 Period, and decreased as a percentage of total revenues from 125% in the 1999 Period to 9% in the 2000 Period. The decrease in product development costs was primarily due the decrease in stock compensation expense from $3.9 million in the 1999 Period as compared to $171,000 in the 2000 Period. The stock compensation expense in the 2000 Period was in connection with the excess of the fair value over the exercise prices of options granted to certain product development employees in 1999 which became exercisable over a two year period. The stock compensation expense incurred in the 1999 Period was in connection with certain product development employees who were allowed to exercise their options without paying the exercise price (cashless exercise) as well as the excess of the fair value over the exercise prices of options granted to certain product development employees which became immediately exercisable on the date of the grant. We have expensed all internal product development costs as incurred and expect to incur increased product development costs in future periods in order to remain competitive. The decrease in product development expenses as a percentage of total revenues was primarily a result of the substantial growth in revenues.

General and administration expenses increased 61% from $2.66 million in the 1999 Period to $4.29 million in the 2000 Period, but decreased as a percentage of total revenues from 76% in the 1999 Period to 67% in the 2000 Period. General and administration expenses consist primarily of employee compensation, employee related expenses, amortization of goodwill and fees for professional services. The increase in general and administration expenses for the 2000 Period was primarily attributable to higher fees due to the increase in professional services and fees related to the Company's application for a Secondary Listing on the Singapore Stock Exchange during the 2000 Period. Other factors include an increase in employee compensation, charges incurred for settlement of a claim, an increase in the amount of goodwill expense amortized arising from acquisitions during the year and a general increase in operational expenses in the 2000 Period. The decrease in general and administration expenses as a percentage of total revenues was primarily a result of the substantial growth in revenue.

Stock-based Compensation Expense
--------------------------------

We have recorded total stock based compensation expense of $1.51 million for the 2000 Period in connection with certain employees who were allowed to exercise their options without paying the exercise price and the excess of the fair value over the exercise price of options granted to other employees. The cashless exercise is treated similarly to a stock appreciation right and the difference between the fair value of the stock and the exercise price of the option is recognized as compensation expense. We do not expect this to be a recurring expense item in the future, as all options will be required to be exercised by payment of the exercise price. The stock compensation expense has been allocated to the various categories of expenditure based on the job function of the employees.

Net Income (Loss)
-----------------

We recorded a net loss of $6.44 million or $0.58 per share, for the 2000 Period (based on the weighted average outstanding shares of 11,112,285 for the year ended December 31, 2000) compared to net loss of $13.40 million, or $1.31 per share for the 1999 Period (based on the total outstanding shares of 10,241,352 during December 31, 1999). This reduction in net loss was primarily attributable to an increase in revenues primarily from e-commerce activities and the reduction of sales and marketing and product development expenses in the 2000 Period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, we had cash and cash equivalents totaling $511,000 compared to $2.36 million at December 31, 1999. For the 2000 Period, cash used in operating activities of $2.89 million was primarily due to the net loss of $6.44 million in such period.

Cash used in investing activities was $316,000 for the 2000 Period compared to $336,000 for the 1999 Period. The capital expenditure of $274,000 for the 2000 Period consisted of the purchase of computer hardware and software and other office equipment.

For the 2000 Period, cash provided by financing activities of $1.36 million was derived primarily from the private placement of shares of common stock, from which we received gross proceeds of $1.0 million. Because we experienced negative cash flow from operations in the 2000 period and since it is our expectation that we will continue to incur negative cash flow during the continued expansion of our products and services in China and the other emerging markets, we may require additional capital. The sale of additional equity or convertible debt securities, if required, may result in additional dilution to the holders of our common stock. There can be no assurance that additional financing, if required, will be available on terms and conditions acceptable to us, if available at all.

Our principal capital expenditures currently in progress relate to the planned expansion of our business in the emerging markets. We plan to fund this expansion through our existing internal sources of funds. We are also currently actively looking for opportunistic acquisitions and/or joint ventures which could complement our existing businesses. Any such acquisitions or joint venture would be funded through our existing funds or any new capital raised where appropriate. In the past two years, the amount of principal capital expenditures (used for communication equipment, office equipment, furniture and leasehold improvements) was $347,000 and $274,000 in the 1999 and 2000 Periods, respectively.

At December 31, 2000, we had negative working capital of $3.13 million, compared to working capital of $1.20 million at December 31, 1999. Current assets decreased by $1.36 million, from $4.69 million at December 31, 1999 to $3.33 million at December 31, 2000, while current liabilities increased by $3.0 million, from $3.45 million to $6.45 million, over this same period. The decrease in current assets was primarily attributable to a decrease in cash and cash equivalents in the 2000 Period. The change in current liabilities was due to increases in other accrued expenses and liabilities, primarily related to our subsidiaries in China, Malaysia and Singapore.

The Company completed a private placement of 250,000 shares of its common stock on March 23, 2000 for aggregate proceeds of $2.5 million. Under the terms of the agreement, we received an initial payment of $1.0 million on April 4, 2000. On December 27, 2000, the Company and Asia Internet Assets Inc. ("Asia Internet") amended the terms of the private placement agreement previously entered into by increasing the number of shares of MyWeb common stock to be issued to Asia Internet for aggregate proceeds of $2.5 million from 250,000 shares to 5 million shares. Under the terms of the amended agreement, we received an additional payment of $1.0 million on January 8, 2001. Subsequently, we have agreed to permit Asia Internet to defer the payment of the remaining $500,000 until the issuance of 4 million shares of our common stock.

The Company also entered into a Licensing and Shareholder Agreement, dated March 29, 2000 (the "Adgator Agreement"), with Adgator.com Co., Ltd. and Adgator Inc. (collectively, "AC/AI"). Under the terms of the Adgator Agreement, AC/AI had agreed to purchase, and we had agreed to sell to AC/AI, within three (3) months of the date of the agreement, $1.0 million worth of the our common stock at a price per share equal to a 30% discount from the one week average price from the agreement date. We received a non-refundable deposit of $100,000 from AC/AI in April 2000. Subsequently, AC/AI indicated that they would not proceed with the purchase of common stock and the deposit of $100,000 had been forfeited.

PLAN OF OPERATION

Total operating expenses incurred during the 2000 Period was $7.74 million and the total non-recurring expenditures (arising from the stock compensation expense) during the same period totaled $1.51 million as compared to Net Revenues of $6.33 million. While we do not expect to incur similar non-operating expenditure for the stock compensation expense in 2001, we expect to incur operating expenditures of $4.0 to $4.5 million in 2001 for our operations.

We are continuing to pursue leads for additional possible investors. We believe that with additional funds, we will be able to meet our current expenditure requirements and achieve our targets as mentioned below for the year 2001. Any additional funds raised will determine the speed which such operations are pursued.

We have targeted to achieve break-even status by 2001 in our Asian operations by expanding services in our current operating markets. During the 2000 Period, we expanded our services to include software engineering and e-commerce consulting services, in addition to our established operations, to capitalize on the demand for such services in the Asian region. By providing a range of integrated services along with running our portal services in the emerging markets, we expect to obtain a competitive edge over our competitors.

We believe that our current funds, together with the cash generated by our operations and the proceeds, if any, raised by the completion of the proposed spin-off of MyTech upon successful listing on the LFX, will be sufficient to meet our working capital requirements for the next twelve months. We do not expect to incur any significant capital expenditure in 2001. In order to provide for any potential or unanticipated need for additional financing, we are currently in negotiations with several parties to obtain additional funds, however, there can be no assurance that such financing will be available on terms and conditions acceptable to the Company, if available at all. If such financing is necessary and cannot be obtained, we would be required to reduce or postpone expenditures and curtail operations. Any such postponement could have a material adverse effect on the Company's business and results of operation.

INFLATION

We believe that inflation has not had, and will not have in the future, a material effect on our results of operations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of MyWeb and the Report of Independent Auditors thereon are included as part of this report beginning on page F-1 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 5, 2001, we dismissed Arthur Andersen & Co. ("Arthur Andersen"), the independent accountants that had audited our financial statements for the fiscal year ended December 31, 1999, after we were unable to agree to the monetary terms of enagagement for such services for the fiscal year ended December 31, 2000.

Arthur Andersen's report on our financial statements for the fiscal year ended December 31, 1999, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The removal of Arthur Andersen was approved by our Board of Directors. There were no disagreements between us and Arthur Andersen on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure.

On March 5, 2001, we engaged Peterson & Co. as the principal accountant to audit our financial statements for the fiscal year ended December 31, 2000. Prior to such selection, Peterson & Co. had not performed any services for the Company.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth, the names, ages and positions of our directors and executive officers as at March 31, 2001. Their respective backgrounds are described below.

NAME                       AGE              POSITION
----                       ---              --------

Nin Contreras              45       President and Chief Executive Officer
Thean Soon Wong            29       Chairman and Director
Victor Fook Ai Ng          52       Director and Secretary
Alvin Roy Granoff          52       Director
K. Shanmugam               40       Director
Dr. Boh Soon Lim           45       Director
Pan Dong                   41       Vice President

-----------

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

Thean Soon Wong          Mr. Wong was appointed Chairman of our Board of
                         Directors in February 1999. Mr. Wong is a co-founder of TecnoChannel Technologies Sdn. Bhd. From 1997 to March
                         2000, Mr. Wong was a director and the chief executive officer of TecnoChannel. From 1996 until 1997, Mr. Wong was the executive director of Cybersource Pte. Ltd., a privately-held Internet consulting firm. In 1995, Mr.
                         Wong graduated from the National University of Singapore with a Bachelor of Electrical Engineering degree.

Victor Fook Ai Ng        Mr. Ng was appointed a director in February 1999. From
                         1989 until June 1999, Mr. Ng was the general manager
                         (institutional sales) of J.M. Sassoon, a regional securities brokerage firm headquartered in Singapore.
                         Mr. Ng is on the Board of Directors of The Nanyang
                         Insurance Company Limited, Asiacabletv.com Inc. and
                         Asiapower Investments Limited. Mr. Ng holds a Bachelor of Science (Economics) degree and a Masters of Science
                         (economics) degree from the University of London.

Alvin Roy Granoff        Mr. Granoff was appointed a director in November 1999.
                         Mr. Granoff is an attorney by profession. From
                         1983-1995, Mr. Granoff served as an elected member of the Texas House of Representatives. Mr. Granoff also serves as an executive officer in Granoff Law Offices
                         PC, Granoff Company, Stoneleigh Hotel and River City
                         Hotel LP. Mr. Granoff holds a Juris Doctor from SMU
                         School of Law and a Bachelor of Arts degree from Beloit
                         College.

K. Shanmugam             Mr. Shanmugan was elected a director in May 2000. Mr.
                         Shanmugam is a Partner and Deputy Head of Litigation at the Singapore law firm of Allen & Gledhill. Since
                         January 1993, Mr. Shanmugam has served as a director of Eastern Development Pte. Ltd. Mr Shanmugam has served as a director of SembCorp Industries Ltd. since July
                         1998. He has also served as Director of Asia Food &
                         Properties Ltd. and Golden Agri-Resources Ltd. since
                         July 1997 and May 1999, respectively. He is a mediator with the panel of mediators of the Singapore Mediation
                         Centre, a Fellow of the Singapore Institute of Arbitrators and Chartered Institute of Arbitrators, as well as a Member of the Pabek of Accredited Arbitrators of the Singapore International Arbitration Centre. He was appointed a Senior Counsel of the Singapore Bar on January 19, 1998. Mr Shanmugam graduated with a first class Honors degree from the National University of Singapore in 1984.

Dr. Boh Soon Lim         Dr. Lim, was elected an independent director in May
                         2000. Dr. Lim is currently the Chief Executive Officer of Auric Asset Management Pte. Ltd. and Auric
                         Technology Holdings Pte. Ltd. He is also a director of CSE Systems & Engineering Ltd. and Auric Pacific
                         Enterprise Pte. Ltd. since January 1999 and March 2000, respectively and a director of Auric Asset Management
                         Pte. Ltd. and Auric Technology Holdings Pte. Ltd. since
                         April 2000. Between 1991 to 1999, Dr. Lim was a fund manager at companies such as Rothschild Ventures Asia
                         Pte. Ltd., Prime Partners Assets Management (HK) Ltd., and UBS Capital Asia Pacific (S) Limited. Dr. Lim graduated with a PhD. in Mechanical Engineering from University of Strathclyde (United Kingdom) in 1985 and has a Graduate Diploma in Marketing Management from Singapore Institute of Management (Singapore) and a
                         Diploma in Marketing from Chartered Institute of
                         Marketing (United Kingdom) which was earned in 1991.

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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To our knowledge, based on a review of the copies of the reports which have been furnished to us, the following persons are directors, officers, or beneficial owners of 10% or more of our common stock subject to Section 16(a) of the Exchange Act that failed to file on a timely basis Forms 3, 4 and/or 5, with respect to our 2000 fiscal year.

Danny Teow Teck Toe had a reportable event in 2000 and did not timely file a Form 4 or a Form 5. Free Earth Investments Ltd. had reportable events in 2000 and has not filed Form 4s or a Form 5. Jerisle Ltd. had reportable events in 2000 and has not filed Form 4s or a Form 5. Neutron Enterprises Inc. had reportable events in 2000 and has not filed a Form 4 or Form 5. Chew Giak Sim, who owns 50.1% of Neutron Enterprises Inc., if required to do so, has not field a Form 3, or a Form 4 or Form 5.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the total compensation paid for the last three completed fiscal years to our directors and executive officers. Save as disclosed below, no one serving as an executive officer during the last completed fiscal year received total annual salary and bonus of $100,000 or more during any of the last three completed fiscal years.

                                          SUMMARY COMPENSATION TABLE


----------------------------------------------------------------------------------------------------------------------
                                                ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                  ------------------------------------------------------------------------------------
                                                                                       AWARDS            PAYOUT
                                                                                 -------------------------------------
   NAME AND PRINCIPAL                                                                SECURITIES
        POSITION                                                 OTHER ANNUAL        UNDERLYING        ALL OTHER
                         YEAR         SALARY        BONUS        COMPENSATION       OPTIONS/SARS      COMPENSATION
                                       ($)           ($)              ($)               (#)               ($)
           (a)              (b)        (c)           (d)              (e)               (g)               (i)
----------------------------------------------------------------------------------------------------------------------
Thean Soon Wong -          2000         0             0            15,790(1)           50,000          1,737 (2)
Chairman of MyWeb
Inc.com and CEO of
TecnoChannel
----------------------------------------------------------------------------------------------------------------------
                           1999      53,684       5,263           105,263(1)          100,000          7,074(2)
----------------------------------------------------------------------------------------------------------------------
                           1998      25,263      2,1054            31,579(1)             0             3,284(2)
----------------------------------------------------------------------------------------------------------------------
Nin Contreras -            2000      140,000          0                0              135,000              0
President and CEO of
MyWeb Inc.com
----------------------------------------------------------------------------------------------------------------------

Note:

(1) Represents Mr Wong's fees for services as a director of TecnoChannel Technologies.
(2) Represents the Company's contribution to Mr Wong's Employee Provident Fund which is required under Malaysian law.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)


----------------------------------------------------------------------------------------------------------------------
                           NUMBER OF
                          SECURITIES           PERCENT OF TOTAL        EXERCISE OR      MARKET PRICE ON
                      UNDERLYING OPTIONS/   OPTIONS/SARS GRANTED TO    BASE PRICE        DATE OF GRANT      EXPIRATION
         NAME           SARS GRANTED (#)    EMPLOYEES IN FISCAL YEAR     ($/SH)              ($/SH)            DATE
         (a)                  (b)                    (c)                  (d)                  (e)              (f)
----------------------------------------------------------------------------------------------------------------------
Thean Soon Wong             100,000                6.89%                 6.00            16.81(1)        11/06/2004
                            50,000                 9.23%                 1.00            1.00(2)         8/31/2010
----------------------------------------------------------------------------------------------------------------------

Note:
(1)      Grant date present value $2,380,000.
(2)      Grant date present value $42,500.


         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

----------------------------------------------------------------------------------------------------------------------
                                                                                                 VALUE OF UNEXERCISED
                                                                                                     IN-THE-MONEY
                       SHARES ACQUIRED ON                           NUMBER OF SECURITIES        OPTIONS/SARS AT FY-END
         NAME               EXERCISE        VALUE REALIZED         UNDERLYING UNEXERCISED         ($) EXERCISABLE /
                               (#)                ($)            OPTIONS/SARS AT FY-END (#)          UNEXERCISABLE
          (a)                  (b)                (c)           EXERCISABLE / UNEXERCISABLE               (e)
----------------------------------------------------------------------------------------------------------------------
    Thean Soon Wong             0                  0              Exercisable: 150,000          Exercisable: 0(1)

----------------------------------------------------------------------------------------------------------------------

Note:

(1) The exercise price for all of the Company's common stock underlying the options at the end of the 2000 fiscal year was above the market price and at such time had no cash value.

COMPENSATION OF DIRECTORS

STANDARD ARRANGEMENTS. The aggregate remuneration and emoluments (including fees, salaries, bonuses and commissions) paid to Directors for services rendered for the financial year ended December 31, 2000 was $15,790. For the current financial year ending December 31, 2001, the estimated amount payable to the Directors is $0. Stock options were also granted to George Bayoud, K. Shanmugam, Alvin Granoff, Dr. Boh Soon Lim and Victor Fook Ai Ng in the amounts of 10,000 shares, 10,000 shares, 15,000 shares, 15,000 shares and 50,000 shares, respectively, at an exercise price of $1.00 per share. These options, which became exercisable immediately, were granted on August 31, 2000 and will expire on August 31, 2010. Mr. Bayoud resigned as a director of the Company in November 2000.

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

In May 1999, we entered into an employment agreement with Danny Teow Teck Toe to serve as our Chief Operating Officer. The agreement did not specify Mr. Toe's term of employment. Mr. Toe's annual compensation was $84,000. Mr. Toe resigned as Chief Operating Officer in March 2000. The Board of Directors appointed Mr. Toe to serve as a director in November 1999 and he resigned in October 2000.

No new employment agreements were entered into during the 2000 Period

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information regarding beneficial ownership of our common stock by all shareholders who own 5% or more of our common stock as of December 31, 2000.



SHAREHOLDERS                               DIRECT INTEREST      INDIRECT INTEREST        TOTAL INTEREST
                                            NO. OF SHARES         NO. OF SHARES          NO. OF SHARES       (%)
--------------------------------------------------------------------------------------------------------------------
HOLDERS OF 5% OR MORE

T S Wong (1)                                   150,000             2,606,650               2756,650         24.8
Block G, Unit G606
Phileo Damansara 1
46350 Petaling Jaya
Malaysia

Neutron Enterprises Inc. (2)                   863,000                  -                   863,000          7.8
Incubator 2, Unit G3
Technology Park Malaysia
57000 Kuala Lumpur, Malaysia

Dr. Ahmad Mustaffa Babjee                      870,000                  -                   870,000(3)       7.8
Incubator 2, Unit G3,
Technology Park Malaysia
Lebuhraya Puchong-Sungei Besi, Bukit
Jalil

Free Earth Investments Ltd. (4)                778,850                  -                   778,850          7.0
612, Telok Blangah Road
#01-03, Fairways Condominium
Singapore

Meng Fui Cheah                                  20,000               736,287(5)             756,287(6)       6.8
Incubator 2, Unit G3,
Technology Park Malaysia
Lebuhraya Puchong-Sungei Besi, Bukit
Jalil

Note:

(1) Of such shares, 2,606,650 are owned of record by Star Channel Systems Sdn. Bhd., of which Mr. Wong owns 76.5% of the outstanding stock.
(2) Neutron Enterprises Inc. is a company which is 50.1% owned by Mr. Sim Chew Gaik.
(3) Includes 20,000 shares Dr. Babjee has the right to acquire beneficial ownership of within 60 days.
(4) Owned of record in the name of Free Earth Investments Ltd. Doris Poh Heem Huang (now deceased) was the owner of Free Earth Investments Ltd. Mrs. Poh was the wife of Mr. Ng. Under the will of Mrs. Poh, the only beneficiary of these shares is Ng E-Ming Joyce, the daughter of Mr. Ng and Mrs. Poh. Mr. Ng disclaims beneficial ownership of these shares.
(5) Owned of record by Jerisle Ltd., of which Mr. Cheah owns 100% of the outstanding stock.
(6) Includes 20,000 shares Mr. Cheah has the right to acquire beneficial of ownership within 60 days.

SECURITY OWNERSHIP OF MANAGEMENT

The following table lists the number and percentage of our outstanding shares of common stock beneficially owned, directly or indirectly, by each director and named executive officers, and by all of our directors and officers as a group as at December 31, 2000:


 SHAREHOLDERS                             DIRECT INTEREST       INDIRECT INTEREST        TOTAL INTEREST
                                           NO. OF SHARES          NO. OF SHARES          NO. OF SHARES       (%)

--------------------------------------------------------------------------------------------------------------------

DIRECTORS

T. S. Wong                                    150,000             2,606,650(1)            2,756,650(2)       24.8
Block G, Unit G606
Phileo Damansara 1
46350 Petaling Jaya
Malaysia

Victor Ng                                     128,032               778,850(3)              906,882(4)        8.2
Block G, Unit G606
Phileo Damansara 1
46350
Petaling Jaya
Malaysia


Alvin Roy Granoff                              79,000                                        79,000(5)        0.7
3013 Fairmount
Dallas, Texas
United States of America

Dr. Boh Soon Lim                               15,000                  -                     15,000(6)        0.1
56, Yuk Tong Avenue
Singapore 596357

K.Shanmugam                                    10,000                  -                     10,000(7)        0.1
No. 3 Toh Heights
Sinagpore 507804

OFFICERS
Nin Contreras                                 225,000                  -                    225,000(8)        2.0
Unit 709 & 715, South China Tower
Beijing New World Centre
Beijing 100062
China

All executive officers and directors as       607,032             3,385,500               3,992,532
a group


 -----
Note:

(1) Of such shares, 2,606,650 are owned of record by Star Channel Systems Sdn. Bhd., of which Mr. Wong owns 76.5% of the outstanding stock.
(2) Includes 150,000 shares Mr. Wong has the right to acquire beneficial ownership of within 60 days.
(3) Of such shares, 778,850 are owned of record in the name of Free Earth Investments Ltd. Doris Poh Heem Huang (now deceased) was the owner of Free Earth Investments Ltd. Mrs. Poh was the wife of Mr. Ng. Under the will of Mrs. Poh, the only beneficiary of these shares is Ng E-Ming Joyce, the daughter of Mr. Ng and Mrs. Poh. Mr. Ng disclaims beneficial ownership of these shares.
(4) Includes 50,000 shares that Mr. Ng has the right to acquire beneficial ownership of within 60 days.
(5) Includes 65,000 shares that Mr. Granoff has the right to acquire beneficial ownership of within 60 days.
(6) Includes 15,000 shares that Dr. Lim has the right to acquire beneficial ownership of within 60 days.
(7) Includes 10,000 shares that Mr. Shanmugam has the right to acquire beneficial ownership of within 60 days.
(8) Includes 135,000 shares that Mr. Contreras has the right to acquire beneficial ownership of within 60 days.


We only have one class of shares consisting of common stock, par value of $0.01 per share.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1998, 1999 and 2000, some of our directors and shareholders made loans to us for working capital purposes. As of December 31, 2000, we owed $110,631 to Thean Soon Wong (Chairman), $25,000 to Victor Fook Ai Ng (Director), $911 to Dr. Ahmad Mustaffa Babjee (shareholder) and $9,684 to Meng Fui Cheah (shareholder). These loans were made to us on an interest-free basis, and have no specified repayment terms.

With respect to our office arrangements, we use space for our Singapore offices on a rent-free basis, provided to us by Danny Teow Teck Toe, one of our shareholders. Until September 1999, we had offices in New York. Our former chairman and director allowed us to use this space on a rent-free basis.




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

3.1(g)       *     Certificate of Correction to Restated Articles of
                   Incorporation, incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, filed as filed with the Commission on April 14, 2000.

3.2          *     MyWeb Inc.com's By-laws incorporated by reference to its
                   Report on Form 10-SB as filed with the Commission on February
                   16, 1994.

10.1         *     Agreement and Plan of Merger, dated March 18, 1996, by and among Asia Media Communications, Ltd., AMC Merger Co., Inc.,
                   Kremlyovskaya Group, Inc., Riccardo Franchini and Richard
                   Gaspar incorporated by reference to the Current Report on Form 8-K of Asia Media Communications Ltd (Commission File
                   No. 0-23462) filed with the Commission on April 2, 1996

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

10.4         *     Option Agreement, dated as of December 26, 1996, between
                   Asia Media Communication, Ltd. and AMC International
                   Holdings, Ltd., incorporated by reference to the Current
                   Report on Form 10-KSB of Asia Media Communications Ltd.
                   (Commission File No. 0-23462) for the fiscal year ended
                   December 31, 1996, filed with the Commission on December 30,
                   1998.

10.5         *     Written Consent of the Sole Director of AMC International
                   Holdings, Ltd. dated as of December 27, 1996, incorporated by reference to the Current Report on Form 10-KSB of Asia Media
                   Communications Ltd. (Commission File No. 0-23462) for the fiscal year ended December 31, 1996, filed with the Commission on December 30, 1998.

10.6         *     Share Acquisition Agreement, dated December 1996, among IPC
                   Corporation, Asia Media Communications, Ltd. and AMC
                   International Holdings, Ltd., incorporated by reference to the Current Report on Form 10-KSB of Asia Media
                   Communications Ltd. (Commission File No. 0-23462) for the fiscal year ended December 31, 1996, filed with the Commission on December 30, 1998.

10.7         *     Letter Agreement, dated April 1, 1997, between AMC
                   International Holdings, Ltd. and IPC Corporation, incorporated by reference to the Current Report on Form
                   10-KSB of Asia Media Communications Ltd. (Commission File No.
                   0-23462) for the fiscal year ended December 31, 1996, filed with the Commission on December 30, 1998.

10.8         *     Warrant, dated August 1, 1997, to purchase 1,000,000 shares of the common stock of Asia Media Communications, Ltd. issued to Ocean Strategic Holdings Limited, incorporated by reference to the Current Report on Form 10-KSB of Asia Media
                   Communications Ltd. (Commission File No. 0-23462) for the fiscal year ended December 31, 1996, filed with the Commission on December 30, 1998.

10.9         *     Share Purchase Agreement, dated September 1, 1997, by and
                   between Parthanon Investment Corporation and Asia Media
                   Communications, Ltd., incorporated by reference to Registrant's report on Form 10-KSB filed with the Commission on December 30, 1998

10.10        *     Acquisition Agreement, dated February 24, 1999, by and
                   among Asia Media Communications, Ltd, TecnoChannel
                   Technologies Sdn. Bhd., all shareholders of TecnoChannel
                   Technologies Sdn. Bhd. and GEM Ventures Ltd., incorporated by reference to the Current Report on Form 8-K of Asia Media
                   Communications, Ltd. (Commission File No. 0-23462), filed with the Commission on March 11, 1999.

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

10.21        * +   Memorandum of Understanding, dated March 15, 199 9, by
                   and between MyWeb Inc.com and Masslink. , incorporated by reference to the Registration Statement on Form SB-2 of MyWeb
                   Inc.com, filed on October 28, 1999.

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

10.30        * +   Lease Agreement, dated June 2, 1999, by and between MyWeb
                   Inc.com and Beijing Chongwen-New World Properties Development
                   Co. Ltd., incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, filed as filed with the Commission on April 14, 2000.

10.31        * +   Letter of Agreement, dated June 22, 1999, by and between
                   MyWeb Inc.com and Ogilvy Public Relations Worldwide., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.32        +     Cooperation Agreement, dated May 18, 1999, between SOYEA Ltd and MyWeb Inc.com

10.33        *     Agreement, dated June 28, 1999, between Ncore Technology and
                   TecnoChannel Technologies Sdn. Bhd., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.34        * +   Letter of Intent, dated October 25, 1999, between Infosto
                   Information Technology (Beijing) Co, Ltd. and MyWeb Network
                   System (Beijing) Co., Ltd., incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, filed as filed with the Commission on April 14, 2000.

10.35        * +   Agreement, dated October 23, 1999, between TVSN China
                   (Holdings) Ltd. and MyWeb Inc.com., incorporated by reference to the Registration Statement on Form SB-2A of MyWeb Inc.com, filed on November 12, 1999.

10.36        +     Agreement between Beijing Yinjian Industry Co., Ltd. and
                   MyWeb Inc.com., dated as of October 1999.

10.37        * +   Agreement between Beijing Goyoyo Technology Development. Ltd.
                   and MyWeb Inc.com., incorporated by reference to the Annual
                   Report on Form 10-KSB of MyWeb Inc.com, filed as filed with the Commission on April 14, 2000.

10.38        +     Agreement between Shenzhen Prosperity Systems Co. Ltd.
                   and MyWeb Inc.com., dated as of October 1999.

10.39        * +   Agreement between www.158.com.ch (Beijing Hairong
                   Information System Ltd.) and MyWeb Inc.com, incorporated by reference to the Annual Report on Form 10-KSB of MyWeb
                   Inc.com, filed as filed with the Commission on April 14, 2000.

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

10.42        *     Settlement Agreement between Merger Communications, Inc. and
                   MyWeb Inc.com, incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, filed as filed with the Commission on April 14, 2000.

10.43        +     Media Relations Cooperation Contract, dated September 28,
                   1999, between Merger Communications, Inc. and MyWeb Inc.com.

10.44        * +   Sale and Purchase Agreement dated January 3, 2000 between
                   MyWeb Inc.com and Deepa Nilkanth Mahajan for purchase of 95% of outstanding and issued shares in Easy2Bid Pte. Ltd., incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, filed as filed with the Commission on April
                   14, 2000.

10.45        * +   Sale and Purchase Agreement dated January 2, 2000 between
                   MyWeb Inc.com and Tan Tian Sin and Chew Siau Fong for purchase of 13,334 shares representing 66.67% of the issued and paid-up capital of Pacific Office Supplies Sdn. Bhd., incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, filed as filed with the Commission on April
                   14, 2000.

10.46        **    Co-marketing Agreement dated February 22, 2000 between MyWeb
                   Inc.com and Asia Infonet Co., Ltd.

10.47        * +   License Agreement dated February 15, 2000 between MyWeb
                   Inc.com and MyWeb Americas, Inc., incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, filed as filed with the Commission on April 14, 2000.

10.48              [Not Used]

10.49              [Not Used]

10.50        *     Agreement for Bank Loan between MyWeb (Beijing) and China
                   Construction Bank, incorporated by reference to the Annual
                   Report on Form 10-KSB of MyWeb Inc.com, filed as filed with the Commission on April 14, 2000.

10.51        *     Mortgage Agreement between MyWeb (Beijing) and China
                   Construction Bank, incorporated by reference to the Annual
                   Report on Form 10-KSB of MyWeb Inc.com, filed as filed with the Commission on April 14, 2000.

10.52              [Not Used]

10.53              [Not Used]

10.54              [Not Used]

10.55        **    Component Sale and Purchase Agreement, dated July 9, 1999, between Philips Singapore Pte,. Ltd. and TecnoChannel
                   Technologies Sdn. Bhd.

10.56        * +   Service Agreement, dated May 24, 1999, between CorpCom
                   Services Sdn. Bhd. and TecnoChannel Technologies Sdn. Bhd., incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, filed as filed with the Commission on April
                   14, 2000.

10.57        +     Service Agreement, dated October 1, 1999, between De Flower
                   Shop and TecnoChannel Technologies Sdn. Bhd.

10.58        +     Service Agreement, dated November 1, 1999, between MPH
                   Bookstores Sdn. Bhd. and TecnoChannel Technologies Sdn. Bhd.

10.59        * +   Distribution Agreement, dated July 15, 1999, between KL
                   Mutual Fund Bhd and TecnoChannel Technologies Sdn. Bhd., incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, filed as filed with the Commission on April
                   14, 2000.

10.60        **    Advertising Contract, dated November 1, 1999, between GWCom
                   Information Technology (Shanghai) Co. and MyWeb (Beijing)

10.61        **    Cooperation Agreement, dated September 8, 1999, between
                   GWCom Information Technology (Shanghai) Co. and MyWeb
                   (Beijing)

10.62        * +   QNX OEM Licensing Agreement dated April 5, 2000 between QNX
                   Software Systems Ltd and TecnoChannel Technologies Sdn. Bhd., incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, filed as filed with the Commission on April
                   14, 2000.

10.63        *     Subscription Agreement, dated March 23, 2000, for Asia
                   Internet Assets, Inc. to subscribe for MyWeb Inc.com's common stock, incorporated by reference to the Annual Report on Form
                   10-KSB of MyWeb Inc.com, filed as filed with the Commission on April 14, 2000.

10.64        *     Letter, dated March 23, 2000, confirming Samsung Asia Pte.
                   Ltd.'s acceptance of MyWeb Inc.com's offer to subscribe for MyWeb Inc.com common stock, incorporated by reference to the Annual Report on Form 10-KSB of MyWeb Inc.com, filed as filed with the Commission on April 14, 2000.

10.65        + *   Licensing and Shareholder Agreement, dated March 29, 2000, between MyWeb Inc.com and Adgator, Inc.

10.66        **    Software Licensing Agreement, dated January 28, 2000, between
                   TecnoChannel and MyWeb (Beijing).

10.67        **    Shareholders Agreement, dated February 15, 2000, between
                   MyWeb Inc.com and other shareholders of MyWeb Americas.

10.68 Joint Venture and Shareholders' Agreement, dated April 27, 2000, by and among Asia Internet Holdings Sdn. Bhd., Daiichi Industries Bhd., SFI Solutions (M) Sdn. Bhd. and TecnoChannel Technologies Sdn. Bhd., a wholly owned subsidiary of the Company.

10.69 Software License Agreement, dated March 5, 2001, by and between TecnoChannel Technologies Sdn. Bhd., MyWeb Access Sdn. Bhd., and MyWeb Network System (Beijing) Corporation Ltd.

10.70 Subscription Agreement, dated December 27, 2000, for Asia Internet Assets, Inc. to subscribe for MyWeb Inc.com's common stock.

10.71 Agreement on Equity Transference, dated December 25, 2000, by and between MyWeb Inc.com and Beijing BE&E Group, with Beijing East Trade Investment Consultant Co. Ltd.

10.71/A Supplementary Entente on the Equity Transference Agreement, dated January 22, 2001, modifying the investment time table.

10.71/B Supplement (No. 1) of Agreement on Equity Transference, dated February 7, 2001, replacing the investor.

10.72 Sale and Purchase Agreement, dated March 15, 2001, by and between Several Persons, MyWeb Technologies Ltd., (Purchaser) and Unioffice Sdn. Bhd., for the Purchase of shares of Unioffice.

10.73 Sale and Purchase Agreement, dated March 15, 2001, by and between TecnoChannel Technologies Sdn. Bhd. and MyWeb Technologies Ltd., (Purchaser) and MyWeb Access Sdn. Bhd., for the purchase of MyWeb Access shares.

10.74 Sale and Purchase Agreement, dated March 15, 2001, by and between Several Persons, MyWeb Technologies Ltd. (Purchaser), and MyWeb E-Commerce Sdn. Bhd., for the purchase of MyWeb E-Commerce shares.

16.          *     Letter, from Wlosek & Braverman, LLC, the Registrant's
                   former principal accountants, to the Securities and Exchange
                   Commission pursuant to Item 304(a)(3) of Regulation S-B, incorporated by reference to the Current Report on Form 8-K of MyWeb Inc.com, filed on March 24, 2000 .

21.          *     Subsidiaries of the Company, incorporated by reference to the
                   Annual Report on Form 10-KSB of MyWeb Inc.com, filed as filed with the Commission on April 14, 2000.

23.          *     Consent of Experts, incorporated by reference to the Annual
                   Report on Form 10-KSB of MyWeb Inc.com, filed as filed with the Commission on April 14, 2000.

23.1         *     Letter of Consent of Independent Public Accountants to
                   Amendments No.1 to Annual Report on Form 10-KSB/A

23.2               Consent of Experts.

24.                Power of attorney (included on signature page hereto).

*        Previously filed with the Commission and incorporated by reference.
**       To be filed by amendment.

+ Portions of these exhibits have been omitted pursuant to a request for confidential treatment.


REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 2000

As previously disclosed in our Form 8-K, dated March 9, 2001, we dismissed Arthur Andersen as our independent accountants and engaged Peterson & Co as our new independent accountants, effective March 22, 2000. The Form 8-K, dated March 9, 2001, is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MYWEB INC.COM

                                             By:      /s/  Thean Soon Wong
                                                -------------------------------
                                                Thean Soon Wong
                                                Director and Chairman

                                                           Date: April 16 , 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/  Thean Soon Wong                        Director and Chairman                       April 16, 2001
------------------------------------
Thean Soon Wong

/s/  Victor Fook Ai Ng                      Director                                    April 16, 2001
------------------------------------
Victor Fook Ai Ng

/s/  Dr Boh Soon Lim                        Director                                    April 16, 2001
------------------------------------
Boh Soon Lim


------------------------------------        Director
Alvin Roy Granoff


------------------------------------        Director
Kasiviswanathan Shanmugam


/s/  Nin Contreras                          Chief Executive Officer and                 April 16, 2001
------------------------------------        President
Nin Contreras

/s/ Roger Koh                               Chief Financial Officer (acting)            April 16, 2001
------------------------------------


                                POWER OF ATTORNEY

         Each person whose signature appears above severally hereby constitute and appoint Thean Soon Wong, Victor Fook Ai Ng and each of them, their true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for them and in their names, places and steads, in any and all capacities indicated above, to make any and all amendments to the Annual Report on Form 10-KSB of MyWeb Inc.com for the fiscal year ending December 31, 2000, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform to all intents and purposes as they might or could do in person, hereby ratifying all that said attorneys-in-fact and agents, each acting alone, or their substitutes, may lawfully do or cause to be done by virtue hereof.

                                  MYWEB INC.COM

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the Company are included in Item 7.


Report of Independent Public Accountants                                                F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999                            F-2

Consolidated Statements of Operations for the years ended
       December 31, 2000 and 1999                                                       F-3

Consolidated Statements of Changes in Shareholders' Equity for the years ended          F-4
       December 31, 2000 and 1999


Consolidated Statements of Cash Flows for the years ended                               F-5
        December 31, 2000 and 1999

Notes to Consolidated Financial Statements                                              F-6




                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
MY WEB INC.COM

We have audited the accompanying consolidated balance sheet of MyWeb Inc.com (a Nevada corporation) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of MyWeb Inc.com and subsidiaries as of and for the year ended December 31, 1999 were audited by other auditors whose report dated April 13, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MyWeb Inc.com and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with the accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that MyWeb Inc.com and subsidiaries will continue as a going concern. As discussed in Note 13 to the financial statements, under existing circumstances, there is substantial doubt about the ability of MyWeb Inc.com and subsidiaries to continue as a going concern at December 31, 2000. Management's plans in regard to that matter also are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            PETERSON & CO.

San Diego, CA
April 12, 2001

                                  MYWEB INC.COM
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS OF DOLLARS, EXCEPT PAR VALUE)


                                                                                DECEMBER 31,

                                                                        2000               1999
                                                                  -----------------    -------------
ASSETS
Current Assets

     Cash and cash equivalents                                       $    141           $  2,362

     Accounts receivable, net of allowance for doubtful
          accounts in the amounts of $0 and $3 in 2000
          and 1999, respectively                                        1,272              1,818
     Inventories                                                        1,208                 43
     Prepaid expenses and other current assets                            337                466
                                                                  -----------------    -------------
         Total current assets                                           2,958              4,689
                                                                  -----------------    -------------

Restricted cash                                                           370                  -
Interest in associated company                                             64                  -
Property and equipment                                                    555                352
Goodwill                                                                  782                  -
                                                                  -----------------    -------------
         Total assets                                                $  4,729           $  5,041
                                                                  =================    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable, trade                                         $  1,709           $  1,861
     Other accounts payable                                             3,887              1,369
     Short-term borrowings                                                362                  -
     Due to directors                                                     187                198
     Due to a related company                                              92                  -
     Income taxes payable                                                 105                  -
     Deferred income taxes                                                  5                  -
     Deferred revenue                                                     108                 26
                                                                  -----------------    -------------
         Total current liabilities                                      6,455              3,454
                                                                  -----------------    -------------

Commitments and contingencies                                               -                  -
Minority interests                                                        159                  7

Shareholders' Equity
     Common stock, par value $0.01; authorized
     100,000,000 shares; issued and outstanding
     11,121,335 and 11,070,135 in 2000
     and 1999, respectively                                               111                111
Additional paid-in capital                                             17,708             14,749
Accumulated deficit                                                   (19,715)           (13,272)
Other comprehensive income (loss)                                          11                 (8)
                                                                  -----------------    -------------
         Total shareholders' equity                                    (1,885)             1,580
                                                                  -----------------    -------------
         Total liabilities and shareholders' equity                  $  4,729           $  5,041
                                                                  =================    =============



   The accompanying notes are an integral part of these financial statements.

                                  MYWEB INC.COM
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNT)


                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                             2000                  1999
                                                      -----------------    --------------------
Net revenues                                           $    6,326             $     3,512

Cost of revenues                                            4,923                   3,530

                                                      -----------------    --------------------
Gross profit (loss)                                         1,403                    (18)
                                                      -----------------    --------------------

Operating expenses

     Sales and marketing                                    2,857                   6,326
     Product development                                      590                   4,396
     General administration                                 4,290                   2,659
                                                      -----------------    --------------------

     Total operating expenses                               7,737                  13,381
                                                      -----------------    --------------------

Other income                                                  100
Equity in loss of associated company                          (28)                      -
Minority interests                                            (82)                      4
                                                      -----------------    --------------------

Net loss before income taxes                               (6,344)                (13,395)

Provision for income tax                                       99                       -

                                                      -----------------    --------------------
Net loss                                               $   (6,443)            $   (13,395)
                                                      =================    ====================

Loss per share, basic and diluted                      $    (0.58)            $     (1.31)
                                                      =================    ====================
Average number of common shares

outstanding                                            11,112,285              10,241,352
                                                      =================    ====================



   The accompanying notes are an integral part of these financial statements.

                                  MYWEB INC.COM
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                            (IN THOUSANDS OF DOLLARS)

                                                                                                ACCUMULATED
                                                                   ADDITIONAL                      OTHER            TOTAL
                                         COMMON         STOCK       PAID IN       RETAINED     COMPREHENSIVE    STOCKHOLDERS'
                                         SHARES        AMOUNT       CAPITAL       EARNINGS     INCOME (LOSS)        EQUITY
                                   ------------------------------------------------------------------------------------------
Balance, December 31, 1998           8,500,000      $    85      $   152         $    123        $     -        $    360

Acquisition of MyWeb                                                                                                   -
  Inc.com                               55,356            1           (1)               -              -
Issuance of common stock               440,000            4           (4)               -              -               -
Issuance of common stock in
  connection with exercise of
  warrants                           1,000,000           10                             -              -              10
Issuance of common stock in
  connection with private
  placement                            526,250            5        3,775                -              -           3,780
Issuance of common stock in
  connection with exercise of
  options                              200,000            2        1,498                -              -           1,500
Shares issued for litigation                 -            -          330                -              -             330
Issuance of common stock in            348,529            4        6,343                                           6,347
  connection with options
  exercised for Compensation                                                            -              -
Compensation for stock                       -            -        2,656                                           2,656
       option grants                                                                    -              -
Comprehensive loss:
     Net loss for 1999                       -            -            -          (13,395)             -         (13,395)
     Foreign currency
       Translation                           -                                                        (8)             (8)
                                                                                                                ---------
Total comprehensive loss                     -            -            -                -              -         (13,403)
                                ----------------------------------------------------------------------------------------
Balance, December 31, 1999          11,070,135      $   111      $14,749         $(13,272)       $    (8)       $  1,580

Issuance of common stock in
     connection with
     acquisition of a
     subsidiary company
                                         6,200            -          164                -              -             164
Issuance of common stock in
     connection with
     public relations services          45,000            -          283                -              -             283

Subscriptions paid in
     connection with
     private placement                       -            -        1,000                -              -           1,000

Compensation for stock
     option grants                           -            -        1,512                -              -           1,512

Comprehensive loss:
     Net loss for 2000                       -            -            -           (6,443)             -          (6,443)
     Foreign currency
     Translation                             -            -            -                -             19              19
                                                                                                                --------
Total comprehensive loss                                                                                          (6,424)
                                             -            -            -                -              -
                                ----------------------------------------------------------------------------------------

Balance, December 31, 2000          11,121,335      $   111      $17,708         $(19,715)      $     11        $ (1,885)
                                =============== ============ ===========================================================

         The accompanying notes are an integral part of these financial statements.

                                  MYWEB INC.COM
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                             2000                 1999
                                                       -----------------    -----------------
Operating activities
     Net loss                                               $   (6,443)          $  (13,395)
Reconciliation to net cash used in operating
     Activities
         Depreciation                                              161                   45
         Amortization of goodwill                                  391                    -
         Non cash expenses                                       1,873                9,333
         Minority interests in net income (loss)                    82                   (4)
         Unrealized gain on foreign
                 exchange                                           (3)                   -
         (Gain) loss on sale of equipment                           (6)                   3
         Property and equipment written off                         38                    -
         Equity in losses of associated company                     28                    -

Changes in operating working capital
         Restricted cash                                          (370)                   -
         Accounts receivable                                     1,328                 (705)
         Inventories                                              (518)                 (43)
         Prepaids and other current assets                         155                 (460)
         Accounts payable                                          (63)               2,434
         Deferred revenue                                           82                   26
                                                       -----------------    -----------------
         Net cash used in operating activities                  (3,265)              (2,766)
                                                       --------------------------------------

Investing activities
     Acquisition of property and equipment                        (274)                (347)
     Proceeds from sale of property and equipment                   44                    -
     Acquired cash in acquisitions                                   6                   11
     Investment in an associated company                           (92)                   -
                                                       -----------------    -----------------
         Net cash used in investing activities                    (316)                (336)
                                                       -----------------    -----------------

Financing activities
     Subscriptions paid in connection with private
       placement                                                 1,000                5,290
     Short-term borrowings                                         362                    -
     Proceeds from minority shareholders                            11                   11
     Borrowings from (repayments to) directors                     (13)                 163
                                                       -----------------    -----------------
         Net cash provided by financing activities               1,360                5,464
                                                       -----------------    -----------------

Increase (decrease) in cash and cash equivalents                (2,221)               2,362
Cash, beginning of year                                          2,362                    -
                                                       -----------------    -----------------
Cash, end of year                                           $      141          $     2,362
                                                       =================    =================

Supplemental disclosures
     Interest paid                                          $       22          $        22
                                                       =================    =================

     Income taxes paid                                      $       16          $         1
                                                       =================    =================

Noncash investing and financing activities
     Stock issued in connection with business
     acquisition                                            $      120          $        -
                                                       =================    =================
     Property and equipment acquired under lease            $       10           $        -
                                                       =================    =================

   The accompanying notes are an integral part of these financial statements.

                                  MYWEB INC.COM
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

MyWeb Inc.com (the "Company") was incorporated in the State of Nevada in February 20, 1985 under the name Sperzel-NV, Inc.

On February 24, 1999, the Company completed a reverse merger with TecnoChannel Technologies Sdn. Bhd. ("TSB"), a privately-held Malaysian corporation, that was formed in April 1997. Through the transaction, the Company acquired all of the issued and outstanding capital stock of TecnoChannel Technologies, in exchange for 8,500,000 shares of its common stock. In connection with the acquisition of TecnoChannel Technologies, the Company issued 440,000 shares of its common stock to GEM Ventures Ltd. ("GEM Ltd.") for its services as financial advisor. TecnoChannel Technologies is now a wholly-owned subsidiary of MyWeb Inc.com.

In February 1999, following acquisition of TecnoChannel Technologies, the Company changed its name from Asia Media Communications, Ltd. to MyWeb Inc.com, and revised its business plan to focus on the business of TSB. The Company currently operates the MyWeb Online Service Internet Properties which provides localized comprehensive information, communication, and shopping services to Internet users in the emerging markets in Asia.


Principles of Consolidation

The consolidated financial statements include the accounts of MyWeb Inc.com and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity and net loss attributable to the minority shareholder interests that are related to the Company's subsidiaries, are shown separately in the consolidated balance sheets and consolidated statements of operations, respectively. Losses in excess of the minority interest equity would be charged against the Company. Investment in entities owned 20% or more but less than majority owned and not otherwise controlled by the company are accounted for under the equity method.


Revenue Recognition

The Company's revenues are derived principally from electronic commerce including sales of set-top boxes, software engineering and e-commerce consulting services and the sale of banner advertising. To date, our banner advertising commitments have ranged from one month to one year. Advertising revenues are recognized as services are performed.

The Company also earns revenue on development work relating to the design, and integration of customers' content and links into the MyWeb Online Service media properties. These development and consulting fees are recognized as revenue once the related activities have been performed. Electronic commerce revenues are recognized when the goods are delivered. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. To date, revenues from barter transactions for design and development and electronic commerce have each been less than 10% of net revenues, accounting for less than 0.5% of total revenues during the year.

No one customer accounted for 10% or more of net revenues during 2000.


Deferred Revenue

Deferred revenue is primarily comprised of billings in excess of recognized revenue relating to sales of set-top boxes and advertising contracts.

Property and Equipment

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

Effective July 1, 1998, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", which requires that certain costs for the development of internal use software should be capitalized, including the cost of coding, software configuration, upgrades and enhancements. The adoption of this pronouncement did not have a material effect on its financial results.


Product Development

Costs incurred in the development and organization of information within MyWeb Online Services Properties and the development of new products and enhancements to existing products are charged to expense as incurred. Material software development costs subsequent to the establishment of technological feasibility are capitalized. Based upon the product development process, technological feasibility is established upon completion of a working model.


Advertising Costs

Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense totaled approximately $637,000 and $951,000 for 2000 and 1999, respectively.


Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalent.


Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The carrying amount of cash and cash equivalents, other receivables and other assets approximate fair value. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in Asia. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations. At December 31, 2000 no one customer accounted for 10% or more of the Company's accounts receivable. At December 1999 CyberVillage Pte. Ltd. accounted for approximately 18% of the Company's total accounts receivable.


Income Taxes

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

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the stock and the amount an employee must pay to acquire the stock.


Foreign Currency Translation and International Operations

The local currency of each of its subsidiaries is its reporting currency. Accordingly, assets and liabilities of wholly-owned foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included as a component of shareholders' equity. Foreign currency transaction gains and losses, which have been immaterial, are included in result of operations.


Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). During the year 1999, common stock equivalents were excluded as their effects would be anti-dilutive. During the year 2000 there were no common stock equivalents outstanding.


Barter Transactions

The Company barters advertising for products and services. Such transactions are recorded at the estimated fair value of the products or services received or given. Revenue from barter transactions is recognized when advertising is provided, and services are charged to expense when used. Barter transactions are immaterial to the statement of operations for all periods presented. In 1999, the Company entered into certain software license agreements in exchange for fair value advertising and marketing arrangements in kind. The duration of the agreements were for a period of twelve months commencing in January 1999 and May 1999. The Company has determined that the fair value of the assets/services surrendered or received in the barter transactions were not readily determinable and the book value of the asset surrendered by the Company in the barter transactions was zero. The Company has decided to show that its revenues from these barter transactions were zero.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingent assets and liabilities in accompanying notes. Actual results could differ from those estimates.


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

On January 2, 2000, one of the Company's subsidiaries entered into an agreement to acquire a 66.67% interest in Pacific Office Supplies Sdn. Bhd. ("Pacific Office"), a Malaysian corporation, for cash consideration of $1.2 million. Pacific Office is engaged in the stationery and office supplies trading business. The Company is developing online sales operations for Pacific Office and integrating such online operations into its portals to expand e-commerce operations. The acquisition was accounted for using the purchase method of accounting. Subsequently, as part of a listing application on the Labuan International Financial Exchange, the Company entered into a letter of intent to dispose of its subsidiary's 66.67% interest in Pacific Office due to the similarity of operations with Unioffice.

On January 6, 2000, the Company acquired the majority interest in one of Asia's pioneer online auction companies, Singapore-based Easy2Bid Pte Ltd. Under the terms of the agreement, the Company issued and allot to Easy2Bid Pte Ltd. 6,200 ordinary shares at an agreed value of Singapore $32.26 which is equivalent to $164,000 as the purchase consideration for the acquisition. The acquisition was accounted for using the purchase method of accounting.


Joint Ventures

On February 15, 2000, the Company entered into a license and service agreement with MyWeb Americas, Inc. ("MyWeb Americas"), an affiliate company. The agreement allows MyWeb Americas to develop, offer and promote television Internet access and Spanish and Portuguese versions of the MyWeb Online Services to markets in Latin America. Under the agreement, MyWeb Americas may use the Company's Thunder and Thunderserv software, and its intellectual property rights relating to the MyWeb Online Service, and may also sub-license and promote the Company's technology within the Latin American markets.

MyWeb Americas ceased its operations in Latin America during the fourth quarter of 2000 with the operations of their Websites in Brazil and Mexico either being assumed by other parties or closed down. MyWeb Inc.com did not suffer any write-down in investments from the closure of MyWeb Americas as the Company did not make any monetary investment in MyWeb Americas. The Company received its shares in exchange of set-top box technology licensed to MyWeb Americas. The Company did not recognize any revenues from the licensing of technology nor write-off of the investment upon the cessation of the operations of MyWeb Americas and the Company suffered no losses of cash or net income.

On February 22, 2000, the Company entered into an agreement with Asia Infonet Co., Ltd., an Internet service provider in Thailand, to jointly distribute and market a co-branded portal in Thailand, localized in Thai language. Under the terms of the agreement, Asia Infonet agreed to provide consumers with local access to the MyWeb portal and allow the Company access to its distribution channels, at no cost, to distribute and market the product. The Company agreed to provide logos and icon links to Asia Infonet's Websites on its portal. The Company's expansion to Thailand has been deferred due to the current unfavorable economic conditions for Internet companies.

On April 27, 2000, the Company entered into a Joint Venture and Shareholders' Agreement with three other parties (the "Joint Venture Agreement") to form a joint venture for the purpose of undertaking and engaging in the business of providing Electronic Delivery Services to, and as a Service Provider for, the Electronic Government Project in Malaysia. Under the Joint Venture Agreement, the Company is obligated to subscribe to 35% of the total issued and paid up capital of the Joint Venture Company, which amounts to Malaysian Ringgit ("RM") 350,000 or approximately $92,000. Pursuant to the agreement, the Company is to undertake a lead role in the planning, management, organization and implementation of the Electronic Data Services and Service Provider for the Electronic Government Project. The first phase of the Electronic Government Project is targeted to be completed in the second quarter of year 2001. This joint venture was accounted for using the equity method of accounting.

Equity Method

Under the equity method of accounting, an associated company's results of operations are not reflected within the consolidated operating results. However, the Company's share of the earnings or losses of that associated company is reflected in the consolidated statement of operations, identified as "equity in losses of associated companies".

NOTE 2 - BALANCE SHEET COMPONENTS (IN THOUSANDS OF DOLLARS)

                                                         December 31,

                                          ----------------- --- ----------------
                                                  2000                  1999
                                          -----------------     ----------------
Property and equipment:

     Communication equipment              $         50           $        28
     Office equipment                              222                   137
     Furniture and fittings                         84                    58
     Motor vehicles                                223                    40
     Electrical fittings and equipment             167                    93
     Leasehold improvements                         80                    62
                                          -----------------     ----------------
                                                   826                   418

Less: Accumulated depreciation                    (271)                  (66)
                                          =================     ================
                                          $        555           $       352
                                          =================     ================


Depreciation expense was $161,000 and $45,000 for the years ended December 31, 2000 and 1999, respectively.

                                                            December 31,
                                                  ------------------------------
                                                     2000              1999
                                                  ------------     -------------
Accrued expenses and other current liabilities:

     Accrued compensation and related expenses    $    442        $       18
     Accrued content, connect and other costs        3,119               646
     Accrued sales and marketing related expenses      127               584
     Accrued professional service expenses             199               121
                                                  ------------     -------------
                                                  $  3,887        $    1,369
                                                  ============     =============

Of accrued content, connect and other costs at December 31, 2000, approximately $1.03 million represents amounts owing to vendors, in connection with the purchase of Pacific Office Supplies.


NOTE 3 - INVENTORIES

Inventories of the Company primarily consist of consumer products and office stationery products. All inventories are stated at the lower of cost or realizable values. Cost of these inventories is primarily determined on a weighted average basis.



NOTE 4 - GOODWILL

As part of the acquisitions of Easy2Bid Pte. Ltd. and Pacific Office Supplies, the Company recorded goodwill in the amount of $1.17 million. This asset is being amortized over a three-year period beginning January 2000. Amortization expense for the year ended December 31, 2000 was $391,000.



NOTE 5 - RELATED PARTY TRANSACTIONS

The Company's Singapore subsidiary presently operates from offices provided on a rent-free basis by a former director of the Company. Actual space utilization is minimal in nature and is non-reimbursable. There are no pending lease arrangements.


NOTE 6 - DUE TO DIRECTORS

Amounts due to directors represent short-term non interest bearing advances, with no set repayment terms. It is expected that these amounts will be repaid from operational cash flows.


NOTE 7 - SHORT TERM BORROWINGS

The short term borrowings represent a short term loan obtained by MyWeb Network System (Beijing) Co., Ltd. from the China Construction Bank. The short term borrowing bears interest at the rate of 6.44% per annum and the principal amount is payable in full on January 13, 2001. Interest is payable quarterly commencing March 21, 2000. The loan is secured by restricted cash in the amount of $370,000. The loan was paid in full.


NOTE 8 - SHAREHOLDERS' EQUITY

Common Stock

During May 1999, the Company received $900,000 upon the exercise of an option entitling the holder thereof to purchase 150,000 shares of the Company's common stock for $6.00 per share. During May 1999, the Company completed a private placement of 526,250 of shares of common stock. The Company received $3,780,000 in aggregate proceeds from the private placement. The Company used the proceeds to finance its expansion in China. During December 1999, the Company received a further $600,000 upon the exercise of an option entitling the holder thereof to purchase 50,000 of the Company's common stock for $12.00 per share.

The Company entered into a subscription agreement, dated March 23, 2000, with Asia Internet Assets, Inc. ("Asia Internet") pursuant to which Asia Internet agreed to subscribe for 250,000 shares of the Company's common stock at a price of $10 per share, in an unregistered offering pursuant to section 4(2) or 3(b) of the 1933 Securities Act. Asia Internet paid $1,000,000 of the total purchase price on April 4, 2000, and was to pay the remaining sum of $1,500,000 within 30 days thereafter.

On December 27, 2000, the Company entered into a new subscription agreement with Asia Internet, which supersedes the subscription agreement entered into on March 23, 2000. Under the terms of the new subscription agreement, Asia Internet agreed to subscribe 5 million shares of the Company's common stock at a price of $0.50 per share, in an unregistered offering pursuant to section 4(2) or 3(b) of the 1933 Securities Act. The Company received an additional payment of $1.0 million on January 8, 2001 and agreed with Asia Internet to defer collection of the remaining $500,000 until after the issuance of 4 million shares.

The Company also entered into a Licensing and Shareholder Agreement, dated March 29, 2000 (the "Adgator Agreement"), with Adgator.com Co., Ltd. and Adgator Inc. (collectively, "AC/AI"). Under the terms of the Adgator Agreement, AC/AI agreed to purchase, and the Company agreed to sell to AC/AI, within three (3) months of the date of the agreement, $1.0 million worth of the Company's common stock at a price per share equal to a 30% discount from the one week average price from the agreement date. The Company received a non-refundable deposit of $100,000 from AC/AI in April 2000. Adgator, however, did not purchase the Company's common stock and the deposit of $100,000 was forfeited.

Stock Incentive Plans

Under its Stock Incentive Plans, the Company may grant stock options and incentive awards to executives, directors and employees to provide motivation to enhance the Company's success and increase shareholder value. Incentive or non-qualified stock options under these plans may be exercised up to 10 years from the date the options were granted and vest over a period of up to two (2) years. Certain options granted in 1999 became exercisable immediately.

Option holders are required to tender cash or shares of the Company's common stock that they already owned equal to the aggregate exercise price of the options at the time of exercise. Options outstanding under these plans may not exceed 15% of the total number of shares at any time outstanding and the total number of options that may be granted under the plans may not exceed 1,000,000 under each plan. At December 31, 2000, shares available for future awards under these plans were 1,112.

The Company applies APB Opinion 25 in accounting for stock-based compensation programs. Stock-based compensation expense recognized in connection with the plan was $1.51 million and $9.0 million for the years ended December 31, 2000 and 1999, respectively, and was related to certain employees that were allowed to exercise their options without paying the exercise price (cashless exercise) as well as the excess of the fair value over the exercise prices of options granted. Under APB 25, a cashless exercise is treated similar to a stock appreciation right and the excess of the fair value of the stock and the exercise price of the option is recognized as compensation expense.

Had the Company accounted for the options underlying its plans in accordance with SFAS 123, pro forma net loss and loss per share would have been $10.9 million and $0.98, respectively, for the year ended December 31, 2000. These pro forma amounts are based upon estimated values of the options using the Black-Scholes model with the following assumptions at the date of grant:

                  Expected life             10 years
                  Interest rate             5.5%
                  Volatility                80%
                  Dividend yield            N/A

A summary of the Company's stock option plan activity is as follows:



                                         Number of Shares         Range of Exercise Prices
                                         ----------------         ------------------------
Balance, January 1, 1999.............                   -         $     -
Granted  ............................           1,452,138         $6.00 to 12.00
Exercised............................            (700,000)        $6.00 to 12.00
Forfeited............................                   -         $     -

                                         ----------------
Balance, December 31, 1999...........             752,138         $6.00 to 12.00
                                         ----------------

Granted  ............................             546,750         $1.00
Exercised............................                   -         $     -
Forfeited............................                   -         $     -

                                         ----------------
Balance, December 31, 2000...........           1,298,888         $1.00 to 12.00
                                         ----------------



NOTE 9 - INCOME TAXES

The Company has total net operating loss carryforward at December 31, 2000 of approximately $19.8 million principally in international jurisdictions. The Company has established a valuation allowance against net deferred tax assets because it is more than likely that the deferred tax benefits will not be utilized.

The components of the provision for income taxes for the years ended December 31, 2000 and 1999 were as follows:



                                                                           December 31,
                                                             ----------------- ------ -----------------
                                                                     2000                     1999
                                                             -----------------        -----------------

        Current

               Federal                                          $      --               $      --

               State                                                   --                      --

               Foreign
                                                                       99                      --
                                                             -----------------        -----------------
                                                                       99                      --

          Deferred
               Federal                                                 --                      --

               State                                                   --                      --

               Foreign                                                 --                      --
                                                             -----------------        -----------------
                                                                       --                      --
                                                             -----------------        -----------------

          Provision for income taxes                            $      99               $      --
                                                             =================        =================


The components of the net deferred tax assets were as follows:



                                                                            December 31,

                                                                  2000                   1999

         Deferred tax assets

               Net operating loss carryforwards              $     6,703              $    4,554

               Capital allowances carryforwards
                                                                     274                      --

                                                                   6,977                   4,554
               Less valuation allowances
                                                                  (6,977)                 (4,554)
         Net deferred tax assets
                                                             $        --              $       --
                                                             =================        =============




The Company's effective tax provision (benefit) differs from the amount that would have been provided using the US Federal statutory tax rate of 34%. The difference is related to the effects of valuation allowances, net operating loss benefits and lower tax rates in international locations.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

During 1999, the Company entered into operating lease arrangements for its offices in China and Malaysia. Future minimum lease payments for these operating lease arrangements are approximately $100,000 for 2001. The lease arrangements expire in 2001 and certain of the agreements have a two year renewal option from the date of expiration at lease payments to be re-negotiated. Rent expense under operating leases totaled approximately $122,000 and $128,000 during 2000 and 1999, respectively.

Legal

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

Option Agreement

Pursuant to a proposed acquisition in 1996 which was never completed, the Company had granted in the acquisition agreement its then subsidiary, AMC Holdings, an option to convert certain preference shares in the acquisition agreement to 125,000 shares of the Company's common stock. The proposed acquired company executed an agreement of forbearance whereby it agreed to never exercise such option. As management is presently uncertain as to the legal binding effect of such an agreement upon an innocent purchaser for value, and although management believes that no shares will be required to be issued, an aggregate of 125,000 shares are reserved in the event that the Company may be forced to issue such shares in the future.


NOTE 11 - SETTLEMENT CHARGES

In September 1999, the Company settled a dispute with a firm that was retained to perform public relations work. The public relations firm claimed breach of contract. The terms of the settlement required the Company to pay the public relations firm $30,000 and to issue at a later date 30,000 shares of its common stock. The aggregate cost of the settlement of $360,000 has been charged to expense. The shares were issued in the first quarter of 2000.


NOTE 12 - SUBSEQUENT EVENTS

Proposed Spin-off and Listing on the Labuan International Financial Exchange ("LFX")

On February 21, 2001, MyWeb Technologies Ltd ("MyTech"), a company incorporated in the British Virgin Islands and a subsidiary of TecnoChannel, obtained approval in principle from the regulatory bodies of LFX for the admission to the Official List of LFX and for the floatation of the entire issued and paid up share capital of MyTech. The proposed spin-off has been structured to effect transfer of 100% ownership in the TecnoChannel subsidiaries (and, accordingly, the set-top box business) by TecnoChannel to MyTech in order to increase MyTech's value in contemplation of its initial public offering on the LFX. The spin-off is subject to final approval from the regulatory bodies of LFX.

Subscription Agreements Entered into by MyWeb Beijing

On February 23, 2001, the Company completed a series of agreements with Beijing ShunTiamHang Investment and Management Co Ltd. ("Beijing STH Investment"). Under the terms of the agreements, MyWeb Beijing received a total of RMB3 million or approximately $362,000 in return for a total ownership of 22% of the total issued and paid up capital of MyWeb Beijing. The shares of MyWeb Beijing are convertible into newly issued MyWeb Inc.com shares of common stock at a price per share equal to the market value the day prior to the date of conversion. In addition, under the terms of the agreement, the Company issued options to purchase 1,000,000 shares of common stock at a price equal to 60% of the average market value for the twenty-one days prior to the exercise date, 1,000,000 shares of common stock at a price equal 80% of the average market value for twenty-one days prior to the exercise date, and 800,000 shares of common stock at a price equal to the average market value for twenty-one days prior to the exercise date. The options expire on February 23, 2002.

Disposal of our Investment in Pacific Office

As part of the listing application exercise on the Labuan International Financial Exchange, the Company entered into a letter of intent to dispose of its subsidiary's 66.67% interest in Pacific Office due to the similarity of operations with Unioffice. No purchase consideration has been determined.

NOTE 13 - UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flows generated internally. During 2000, the Company recorded a net loss of $6.44 million as compared to a net loss of $13.40 million for the 1999 period. The main reason for the lower net loss in 2000 was due to a lower non-cash expense related to employee stock compensation expense of $1.50 million in 2000 as compared to $9.0 million in 1999. Other factors were the decrease in sales and marketing expenses and product development expenses in 2000 as a result of the Company's implementation of cost cutting measures. This was offset by increase in general and administration expenses in 2000 as compared to 1999 resulting from an increase in professional and legal fees in relation to the application for the Company's Secondary listing in the Singapore Stock Exchange in 2000. At December 31, 2000, the Company had negative working capital of $3.5 million, compared to working capital of $1.2 million at December 31, 1999.

Over the next 12 months, the Company plans to increase revenue from electronic commerce by increasing awareness of its Websites and from its software engineering and consulting services and further decreases in cash outlays for sales and marketing as well as general administration expenses.

The Company currently is in negotiations with several parties to obtain additional funds, however, there can be no assurance that such financing will be available on terms and conditions acceptable to the Company, if available at all. If such financing cannot be obtained, the Company would be required to reduce or postpone expenditures and curtail operations. Any such postponement could have a material adverse effect on the Company's business and results of operations.