Form 10QSB
period 2001-03-31
MYWEB INC COM
filed 2001-05-21
CIK 823190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                                 (603) 7660-9282
                 Issuer's Telephone Number, Including Area Code

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

     Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

                                  MYWEB INC.COM

                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2001


                                                                          Page
                Index                                                     Number

PART I    FINANCIAL INFORMATION

Item 1    Condensed Consolidated Balance Sheets at March 31, 2001 and          3
          December 31, 2000 (unaudited for March 31, 2001 period)

          Condensed Consolidated Statements of Operations for the three        4
          month  periods ended  March  31,  2001  and  March  31,  2000
          (unaudited)

          Condensed Consolidated Statements of Cash Flows for the three        5
          month periods ended March 31, 2001 and March 31, 2000
          (unaudited)

          Notes to Condensed Consolidated Financial Statements                 6

Item 2    Management's Discussion and Analysis of Financial Condition         11
          and Results of Operations

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                   13
Item 2    Changes in Securities                                               13
Item 3    Defaults Upon Senior Securities                                     13
Item 4    Submission of Matters to a Vote of Security Holders                 13
Item 5    Other Information                                                   14
Item 6    Exhibits and Reports on Form 8-K                                    14


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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  MYWEB INC.COM
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE DATA)


                                                                       (Unaudited)
                                                                      ----------------
                                                                           March               December
                                                                          31, 2001             31, 2000
                                                                      -----------------------------------
ASSETS
Current assets:
         Cash and cash equivalents                                     $       131            $      141
         Accounts receivable, net of allowance for doubtful accounts           478                 1,272
         in the amount of $0 in 2001 and 2000, respectively
         Inventories                                                           350                 1,208
         Prepaid expenses and other current assets                           1,215                   337
                                                                      -------------          ------------
         Total current assets                                                2,174                 2,958
                                                                      -------------          ------------
Restricted cash                                                                  -                   370
Interest in associated company                                                  54                    64
Property and equipment, net                                                    375                   555
Goodwill, net                                                                   81                   782
                                                                      -------------          ------------
Total assets                                                           $     2,684            $    4,729
                                                                      =============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable, trade                                       $     1,152            $    1,709
         Other accounts payable                                              2,335                 3,887
         Short term borrowings                                                   -                   362
         Due to directors                                                      197                   187
         Due to a related company                                               92                    92
         Income taxes payable                                                   17                   105
         Deferred tax liability                                                  -                     5
         Deferred revenue                                                       85                   108
                                                                      -------------          ------------
         Total current liabilities                                           3,878                 6,455
                                                                      -------------          ------------

Commitments and contingencies (Note 9)                                                                 -
Minority interest                                                               22                   159

Shareholders' deficit:
         Common stock, par value $0.01;
              authorized 100,000,000 shares;
              issued and outstanding 11,121,335 shares                         111                   111
         Additional paid-in capital                                         18,834                17,708
         Accumulated deficit                                              (20,179)              (19,715)
         Other comprehensive income                                             18                    11
                                                                      -------------          ------------
         Total shareholders' deficit                                       (1,216)               (1,885)
                                                                      -------------          ------------
Total liabilities and shareholders' deficit                             $    2,684            $    4,729
                                                                      =============          ============

     See accompanying notes to condensed consolidated financial statements.

                                  MYWEB INC.COM

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARES AND PER SHARE AMOUNT)

                                                                                           (Unaudited)
                                                                                   For The Three Months Ended
                                                                    -----------------------------------------------
                                                                                  March 31,              March 31,
                                                                                  2001                   2000
                                                                    -----------------------  ----------------------
Revenues:

         Net Sales                                                             $       690             $     1,388
         Interest and Other Income                                                      13                      37
                                                                    -----------------------  ----------------------
         Total Revenues                                                                703                   1,425
                                                                    -----------------------  ----------------------
Costs and Expenses:

         Cost of sales                                                                 592                   1,297
         Sales and marketing                                                           244                   1,009
         Product development                                                           103                     261
         General administration                                                        304                     929
                                                                    -----------------------  ----------------------
              Total Costs and Expenses                                               1,243                   3,496
                                                                    -----------------------  ----------------------

Operating loss                                                                        (540)                 (2,071)

Equity in loss of associated company                                                   (10)                       -

Minority interest                                                                       (1)                     21

Gain on disposal of subsidiary                                                          87                       -
                                                                    -----------------------  ----------------------
Loss before income taxes                                                       $      (464)            $    (2,092)

Income taxes                                                                             -                       -
                                                                    -----------------------  ----------------------
Net loss                                                                       $      (464)            $    (2,092)
                                                                    =======================  ======================

Loss per share - basic and diluted                                             $     (0.04)            $     (0.19)
                                                                    =======================  ======================

Average number of common shares outstanding                                     11,121,335              11,112,285
                                                                    =======================  ======================


     See accompanying notes to condensed consolidated financial statements.

                                  MYWEB INC.COM
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                            (Unaudited)
                                                                                   For The Three Months Ended
                                                                          --------------------------------------------
                                                                                   March 31,               March 31,
                                                                                   2001                    2000
                                                                          ----------------------  --------------------
Operating Activities:
         Net loss                                                                    $    (464)             $ (2,092)
Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                        31                    33
         Amortization of goodwill                                                            12                    98
         Non-cash expense                                                                   126                   624
         Minority interest in net income                                                      1                    21
         Unrealized gain on foreign exchange                                                  -                   (4)
         (Gain) loss on disposal of equipment                                                 3                   (5)
         Property and equipment written off                                                   4                     2
         Equity in losses of associated company                                              10                     -
         Gain on disposal of investment                                                    (87)                     -

Changes in Operating Working Capital:
         Restricted cash                                                                    370                     -
         Accounts receivable                                                               (89)                   162
         Inventories                                                                         68                 (101)
         Prepaids and other current assets                                                  106                   170
         Accounts payable                                                                 (638)                 (675)
         Deferred revenue                                                                  (23)                   (1)
                                                                          ----------------------  --------------------
         Net cash used in operating activities                                            (570)               (1,764)
                                                                          ----------------------  --------------------
 Investing Activities:
         Acquisition of property and equipment                                              (5)                  (72)
         Proceeds from disposal of equipment                                                  1                    14
         Disposed cash from dispositions                                                   (84)                     -
         Acquired cash in acquisitions                                                        -                     6
                                                                          ----------------------  --------------------
         Net cash used in Investing Activities                                             (88)                  (52)
                                                                          ----------------------  --------------------
Financing Activities:
         Proceeds from issuance of common stock                                           1,000                     -
         Net change in short- term borrowings                                             (362)                   362
         Proceeds from minority shareholders                                                  -                    11
         Borrowings from (repayments to) directors                                           10                 (123)
                                                                          ----------------------  --------------------
         Net cash provided by financing activities                                          648                   250
                                                                          ----------------------  --------------------
Decrease in cash and cash equivalents                                                      (10)               (1,570)
Cash, beginning of period                                                                   141                 2,362
                                                                          ----------------------  --------------------
Cash, end of period                                                                  $      131             $     792
                                                                          ======================  ====================


     See accompanying notes to condensed consolidated financial statements.

                                  MYWEB INC.COM

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1:           Basis of Presentation

The accompanying financial statements report the consolidated accounts of MyWeb Inc.com. and its wholly owned subsidiaries, TecnoChannel Technologies Sdn. Bhd. (a Malaysian corporation) and its subsidiary companies, MyWeb Asia Pte. Ltd. (a Singapore corporation), MyWeb Network System (Beijing) Co. Ltd. (a China corporation), MyWeb America Inc. (a Delaware corporation) and Easy2Bid Pte. Ltd. (a Singapore corporation). Pursuant to the acquisition described in Note 4 hereto, the Company has treated the acquisition of TecnoChannel Technologies as a reverse acquisition and, accordingly, has reported TecnoChannel Technologies' 1998 statements as continuous. The Company was incorporated on February 20, 1985 pursuant to the laws of the State of Nevada, and presently has operations offices in Kuala Lumpur and Beijing in addition to an administrative office in San Francisco, California.

Note 2:           Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Note 3:           Acquisitions

On February 24, 1999, the Company acquired 100% of the issued and outstanding capital stock of TecnoChannel Technologies Sdn. Bhd., a Malaysian corporation ("TSB"), in exchange for an aggregate of 8,500,000 shares of the Company's common stock. In connection with such acquisition, the Company issued an aggregate of 440,000 shares of its common stock to GEM Ltd. for its services as financial advisor to the Company.

TSB, which was formed in April, 1997 and operates under the trade name "MyWeb", has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes are marketed and sold by Philips and other third parties and include software developed by TSB. In addition, TSB has developed and provides enabling technologies to manufacturers of and Internet service providers serving users of non-personal computer devices (such as the set-top boxes) which enhance the utilization of such devices. TSB also operates multiple Internet portals providing localized interactive applications, such as e-commerce, to both personal computer users and set-top box users.

                                  MYWEB INC.COM

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3:           Acquisitions - Continued

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

On January 2, 2000, one of the Company's subsidiaries acquired a 66.67% interest in Pacific Office Supplies Sdn. Bhd. ("Pacific Office"), a Malaysian corporation engaged in the stationery and office supplies trading business, for cash consideration of $1.2 million. The acquisition was accounted for using the purchase method of accounting. As part of the Company's reorganization strategy in connection with its listing application on the Labuan International Financial Exchange ("LFX", see Note 10 for information on the Company's proposed spin-off and listing on LFX), the Company sold its subsidiary's 66.67% interest in Pacific Office on January 15, 2001 for a total consideration of approximately $1.05 million.

On April 27, 2000, the Company entered into a Joint Venture and Shareholders' Agreement with three other parties (the "Joint Venture Agreement") to form a joint venture for the purpose of undertaking and engaging in the business of providing Electronic Delivery Services to, and as a Service Provider for, the Electronic Government Project in Malaysia. Under the Joint Venture Agreement, the Company is obligated to subscribe to 35% of the total issued and paid up capital of the Joint Venture Company, which amounts to approximately $92,000. Pursuant to the agreement, the Company is to undertake a lead role in the planning, management, organization and implementation of the Electronic Data Services and Service Provider for the Electronic Government Project. The first phase of the Electronic Government Project is targeted to be completed in the second quarter of year 2001.

Note 4:           Inventories

Inventories of the Company primarily consist of consumer products and office stationery products. All inventories are stated at the lower of cost or realizable values. Cost of these inventories is primarily determined on a weighted average basis.

Note 5:           Goodwill

As part of the acquisition of E2B as described in Note 3 above, the Company recorded an intangible asset related to goodwill in the amount of $139,000. This asset is being amortized over a three-year period beginning January 2000.

                                  MYWEB INC.COM

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 6:           Due To Directors

Amounts due to directors represent short-term non interest bearing advances, with no set repayment terms. These amounts will be repaid from operational cash flows.

Note 7:           Short Term Borrowings

The short term borrowings represent a short term loan obtained by MyWeb Network System (Beijing) Co., Ltd. from the China Construction Bank. The short term borrowing bears interest at the rate of 6.44% per annum and the principal amount was payable in full on January 13, 2001. Interest was payable quarterly commencing March 21, 2000. The loan was fully repaid during the period ended March 31, 2001.

Note 8:           Shareholders' Equity

Common Stock

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

On December 27, 2000, the Company entered into a new subscription agreement with Asia Internet, which superseded the subscription agreement entered into on March 23, 2000. Under the terms of the new subscription agreement, Asia Internet agreed to subscribe to 5 million shares of the Company's common stock at a price of $0.50 per share, in an unregistered offering pursuant to section 4(2) or 3(b) of the Securities Act. The Company received an additional payment of $1.0 million on January 8, 2001 and agreed with Asia Internet to defer collection of the remaining $500,000 until after the issuance of 4 million shares. The Company anticipates issuing the 4 million shares to Asia Internet pending approval of its Additional Listing Application by AMEX which it expects to receive within the next 60 days.

Note 9:           Commitments and Contingencies

Stock Incentive Plan

Under its Stock Incentive Plans, the Company may grant stock options and incentive awards to executives, directors and employees as an additional motivation to further the Company's success and increase shareholder value. Incentive or non-qualified stock options under these plans may be exercised up to 10 years from the date the options were granted and vest over a period of up to two (2) years. Certain options granted in 1999 became exercisable immediately. Option holders are required to tender cash or shares of the Company's common stock that they already owned equal to the aggregate exercise price of the options at the time of exercise. Options outstanding under these plans may not exceed 15% of the total number of shares at any time outstanding and the total number of options that may be granted under the plans may not exceed 1,000,000 under each plan. At March 31, 2001, shares available for future awards under these plans were 1,112. For the three months ended March 31, 2001, the Company recognized compensation expenses of $126,000 relating to the intrinsic value at the date of grant of certain options.

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

Note 10:          Certain Transactions

Proposed Spin-off and Listing on the Labuan International Financial Exchange ("LFX")

On February 21, 2001, MyWeb Technologies Ltd. ("MyTech"), a company incorporated in the British Virgin Islands and a subsidiary of TecnoChannel, obtained approval in principle from the regulatory bodies of LFX for the admission to the Official List of LFX and for the floatation of the entire issued and paid-up share capital of MyTech. The proposed spin-off has been structured to effect transfer of 100% ownership in a number of TecnoChannel subsidiaries (and, accordingly, the set-top box business) to MyTech in order to increase MyTech's value in contemplation of its initial public offering on the LFX. The spin-off is subject to final approval from the regulatory bodies of LFX and the Company anticipates receiving such approval within the next 120 days.

Subscription Agreements Entered into by MyWeb Beijing

On February 23, 2001, the Company entered into a series of agreements with Beijing ShunTiamHang Investment and Management Co. Ltd. ("Beijing STH Investment"). Under the terms of the agreements, MyWeb Beijing received a total of approximately $362,000 in return for ownership of 22% of the total issued and paid-up capital of MyWeb Beijing. The shares of MyWeb Beijing are convertible into newly issued MyWeb Inc.com shares of common stock at a price per share equal to the market value the day prior to the date of conversion. In addition, under the terms of the agreement, the Company issued options to purchase 1 million shares of common stock at a price equal to 60% of the average market value for the twenty-one days prior to the exercise date, 1 million shares of common stock at a price equal 80% of the average market value for twenty-one days prior to the exercise date, and 800,000 shares of common stock at a price equal to the average market value for twenty-one days prior to the exercise date. The options expire on February 23, 2002.

The Company is in the process of submitting the relevant documents to apply for approval from the relevant regulatory bodies in the People's Republic of China for the effective transfer of such ownership to Beijing STH Investment. The change in shareholdings as noted above will only be effected upon the final approval from the relevant Chinese regulatory bodies whereupon, Beijing STH Investment will hold 18% of the paid-up capital of MyWeb Beijing but will have 22% of any operating profits or losses of MyWeb Beijing.

                                  MYWEB INC.COM

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 10:          Certain Transactions - Continued

Disposal of Investment in Pacific Office

As part of its reorganization strategy in connection with the listing application exercise on the Labuan International Financial Exchange, the Company sold its subsidiary's 66.67% interest in Pacific Office on January 15, 2001 for a total consideration of approximately $1.05 million. As a result the Company recorded a gain of approximately $87,000 in connection with this sale.

Note 11:          Management Plans

We have targeted to achieve break-even status by 2001 by expanding services in our current operating markets. During the 2000 Period, we expanded our services to include software engineering and e-commerce consulting services, in addition to our established operations, to capitalize on the demand for such services in the Asian region. By providing a range of integrated services along with operating our portal services in the emerging markets, we expect to obtain a competitive edge over our competitors.

We are continuing to pursue leads for additional potential investors. We believe that with additional funds, we will be able to meet our current expenditure requirements and achieve our targets as mentioned below for the year 2001. Any additional funds raised will determine the speed with which such operations are pursued.

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

Overview

The Company was inactive during 1998 and in February 1999, the Company acquired all of the capital stock of TecnoChannel Technologies Sdn. Bhd., a Malaysian corporation ("TSB").

TSB, which was formed in April, 1997 and operates under the trade name, "MyWeb," has developed with Philips Consumer Electronics set-top boxes that enable Internet access via the television set. The boxes are marketed and sold by third parties, primarily Philips Consumer Electronics, and include software developed by TSB. In addition, TSB has developed and provides enabling technologies to manufacturers of and Internet service providers serving users of non-personal computer devices (such as the set-top boxes) which enhance the utilization of such devices. TSB also operates multiple Internet portals providing localized interactive applications, such as e-commerce, to users of both personal computers and set-top boxes.

The Company's current business plan is to devote all of its resources to the development and expansion of TSB's business in China and other emerging markets that have the following characteristics: a high percentage of television usage; a high level of consumer demand for the Internet; a low percentage of personal computer use; a low level of personal computer literacy; a high cost of personal computers; a pre-existing cable and telecommunications infrastructure, and a high level of consumer demand for software engineering and e- commerce consulting services.

As discussed below, the three months ended March 31, 2001 was characterized by a decrease in revenue as a result of the sale of Pacific Offie Supplies Sdn. Bhd. and a decrease in expenses incurred in connection with the Company's cost of revenue, advertisement and promotion/marketing related expenses, as well as a decrease in personnel and employee compensation expenses. The Company has maintained its strategic alliances with local Chinese partners, i.e., manufacturers, content providers and Internet service providers, for the continued deployment of the set-top boxes, and for MyWeb's localized portal site in China. The Company has undertaken various cost reduction exercises in China and other emerging markets while attempting to increase revenues by capitalizing on the growing demand for system integration and e-commerce consultancy services in Asia by providing and expanding such services in its Asian operations. The Company expects to either minimize operating losses or achieve breakeven status during 2001 in China and its other operating markets.

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

CONSOLIDATED RESULTS OF OPERATIONS

Revenues

Revenues were $703,000, including $13,000 of interest and other income, in the three months ended March 31, 2001 (the "2001 First Quarter"), compared to $1.43 million, including $37,000 of interest income, in the three months ended March 31, 2000 (the "2000 First Quarter"). The decrease in revenues of $722,000 in the 2001 First Quarter as compared to the 2000 First Quarter was primarily due to the disposal of Pacific Office in January 2001. Revenues for the 2001 First Quarter consisted primarily of e-commerce transactions of $557,000 and set-top box sales revenue of approximately $109,000. No customer accounted for more than 10% of total revenues during the 2001 First Quarter.

Cost of Sales

Cost of sales was $592,000 in the 2001 First Quarter compared to $1.3 million in the 2000 First Quarter. The decrease in cost of sales of 54% in the 2001 First Quarter compared to the 2000 First Quarter was primarily due to decrease in the cost of goods for e-commerce transactions which is consistent with the decrease in revenue over the same period.


Total Operating Expenses

Total operating expenses were $651,000 in the 2001 First Quarter compared to $2.2 million the 2000 First Quarter. The decrease in total operating expenses of 70% in the 2001 First Quarter compared to the 2000 First Quarter is primarily attributable to the decrease in sales and marketing expenses from $1.01 million in the 2000 First Quarter to $244,000 in the 2001 First Quarter and the decrease in general administration expenses from $929,000 in the 2000 First Quarter to $304,000 in the 2001 First Quarter.

Sales and marketing expenses in the 2001 First Quarter consisted primarily of non-monetary stock compensation, employee compensation, other promotion/marketing related expenses and employee related expenses. The decrease in absolute dollars from the 2000 First Quarter is primarily attributable to decrease in personnel, costs associated with the Company's advertising and promotion/marketing related expenses in China and Malaysia and employee related expenses.

Product development expenses decreased 61% from $261,000 in the 2000 First Quarter to $103,000 in the 2001 First Quarter. Product development expenses in the 2001 First Quarter consist primarily of stock compensation expenses, employee compensation relating to developing and enhancing features of the MyWeb online service. The decrease in absolute dollars from the 2000 First Quarter is primarily a result of the decrease in the number of engineers responsible for the product development and decrease in the stock compensation expenses.

General administration expenses decreased 67% from $929,000 in the 2000 First Quarter to $304,000 in the 2001 First Quarter. General administration expenses in the 2001 First Quarter consist primarily of employee compensation, employee related expenses, amortization of goodwill and fees for professional services. The decrease in absolute dollars from the 2000 First Quarter is primarily a result of decrease in employee compensation, employee related expenses, the decrease in the amortization of goodwill as, a result of the disposal of Pacific Office, as well as the decrease in fees for professional services.

Net Loss

The Company recorded a net loss of $464,000 or $0.04 per share for the 2001 First Quarter compared to a net loss of $2.09 million or $ 0.19 per share for the 2000 First Quarter. Compared to the net loss of $2.09 million, in the 2000 First Quarter, the decrease in net loss was primarily attributable to the decrease in cost of revenues, advertising and promotion/marketing related expenses, especially in the Company's operations in China and Malaysia, employee compensation expenses and fees for professional services. This was offset by the decrease in total revenue as a result of the loss of sales revenue attributed to the sale of a subsidiary company, Pacific Office, in the 2001 First Quarter. The sale of Pacific Office resulted in a gain of $87,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had cash and cash equivalents totaling $131,000 compared to $792,000 at March 31, 2000. Cash used in operating activities of $570,000 during the 2001 First Quarter was primarily due to the net loss of $464,000 for the 2001 First Quarter. Cash used in investing activities was $88,000 for the 2001 First Quarter compared to cash provided by investing activities of $52,000 for the 2000 First Quarter. Cash provided by financing activities of $648,000 during the 2001 First Quarter was primarily from proceeds on the issuance of common stock.

The Company completed a private placement of 250,000 shares of its common stock on March 23, 2000 for aggregate proceeds of $2.5 million. Under the terms of the agreement, we received an initial payment of $1.0 million on April 4, 2000. On December 27, 2000, the Company and Asia Internet Assets Inc. ("Asia Internet") amended the terms of the private placement agreement previously entered into by increasing the number of shares of MyWeb common stock to be issued to Asia Internet for aggregate proceeds of $2.5 million from 250,000 shares to 5 million shares. Under the terms of the amended agreement, we received an additional payment of $1.0 million on January 8, 2001. Subsequently, we have agreed to permit Asia Internet to defer the payment of the remaining $500,000 until the issuance of 4 million shares of our common stock. We anticipate issuing the 4 million shares to Asia Internet upon receiving approval of our Additional Listing Application by AMEX, which we expect to receive within the next 60 days.

The Company is continuing to pursue leads for additional potential investors. The Company believes that with additional funds, we will be able to meet our current expenditure requirements and achieve our targets as mentioned below for the year 2001. Any additional funds raised will determine the speed with which such operations are pursued.

The Company has targeted to achieve break-even status by 2001 by expanding services in our current operating markets. During the 2000 Period, the Company expanded its services to include software engineering and e-commerce consulting services, in addition to our established operations, to capitalize on the demand for such services in the Asian region. By providing a range of integrated services along with running its portal services in the emerging markets, the Company expects to obtain a competitive edge over its competitors.


The Company believes that its current funds, together with the cash generated by its operations and the proceeds, if any, raised by the completion of the proposed spin-off of MyTech upon successful listing on the LFX, will be sufficient to meet its working capital requirements for the next twelve months. The Company does not expect to incur any significant capital expenditure in 2001. In order to provide for any potential or unanticipated need for additional financing, we are currently in negotiations with several parties to obtain additional funds, however, there can be no assurance that such financing will be available on terms and conditions acceptable to the Company, if available at all. If such financing is necessary and cannot be obtained, we would be required to reduce or postpone expenditures and curtail operations. Any such postponement could have a material adverse effect on the Company's business and results of operation.


                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

In April 2001, the Company received verbal approval from the Labuan International Financial Exchange's (the "Exchange") regulatory body to list its shares on the Exchange, with formal approval to be granted upon the finalization of the terms of the proposed Spin-Off.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

          10.69 Software License Agreement, dated March 5, 2001, by and between TecnoChannel Technologies Sdn. Bhd., MyWeb Access Sdn. Bhd., and MyWeb Network System (Beijing) Corporation Ltd. *

          10.71/A Supplementary Entente on the Equity Transference Agreement, dated January 22, 2001, modifying the investment time table.
                    *

          10.71/B Supplement (No. 1) of Agreement on Equity Transference, dated February 7, 2001, replacing the investor. *

          10.72 Sale and Purchase Agreement, dated March 15, 2001, by and between Several Persons, MyWeb Technologies Ltd., (Purchaser) and Unioffice Sdn. Bhd., for the Purchase of shares of Unioffice. *

          10.73 Sale and Purchase Agreement, dated March 15, 2001, by and between TecnoChannel Technologies Sdn. Bhd. and MyWeb Technologies Ltd., (Purchaser) and MyWeb Access Sdn. Bhd., for the purchase of MyWeb Access shares. *

          10.74 Sale and Purchase Agreement, dated March 15, 2001, by and between Several Persons, MyWeb Technologies Ltd. (Purchaser), and MyWeb E-Commerce Sdn. Bhd., for the purchase of MyWeb E-Commerce shares. *



(b)   Reports on Form 8-K

                  None
---------------------

* Previously filed with the Commission on Form 10-KSB of MyWeb Inc.com on April 16, 2001, and incorporated by reference.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                     MYWEB INC.COM
                                     (Registrant)



                                     By:  /s/  Nin Contreras
                                          --------------------------------------
                                           Nin Contreras
                                           Chief Executive Officer

                                     By:  /s/  Roger Koh
                                          --------------------------------------
                                           Roger Koh
                                           Acting Chief Financial Officer


Date: May 18, 2001