Form 10QSB
period 2001-06-30
MYWEB INC COM
filed 2001-08-20
CIK 823190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    ---------
                                   FORM 10-QSB
(MARK ONE)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                                   (603) 47660-9282
                    Issuer's Telephone Number, Including Area Code

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

Yes X    No
   ---

                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2001, the registrant had 11,121,357 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one):

Yes  No   X
        ---

                                      MYWEB INC.COM

                                       FORM 10-QSB
                           For the Quarter Ended June 30, 2001


                                                                                         Page
            Index                                                                        Number
PART  I   FINANCIAL  INFORMATION

Item  1   Condensed Consolidated Balance Sheet  at June 30, 2001 (unaudited)              3

          Condensed Consolidated Statements of Operations for the three month periods     4
          ended June 30, 2001 and June 30, 2000 (unaudited) and the six month periods ended  June  30,  2001  and  June  30,  2000  (unaudited)

          Condensed  Consolidated  Statements of Cash Flows for the six month periods     5
          ended  June  30,  2001  and  June  30,  2000  (unaudited)

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                      MYWEB INC.COM
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE DATA)


                                                                (Unaudited)
                                                                ------------
                                                                    June
                                                                  30, 2001
                                                                ------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $        36
  Accounts receivable, net of allowance for doubtful accounts           405
  in the amount of $41
  Inventories                                                           316
  Prepaid expenses and other current assets                           1,191
  Due from a related company                                              8
                                                                ------------
  Total current assets                                                1,956
                                                                ------------
Restricted cash                                                           -
Interest in associated company                                           46
Property and equipment, net                                             316
Goodwill, net                                                            69
                                                                ------------
Total assets                                                    $     2,387
                                                                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade                                       $     1,097
  Other accounts payable                                              2,525
  Short term borrowings                                                   -
  Due to directors                                                      209
  Due to a related company                                                -
  Income taxes payable                                                   17
  Deferred tax liability                                                  -
  Deferred revenue                                                       21
                                                                ------------
  Total current liabilities                                           3,869
                                                                ============

Commitments and contingencies (Note 9)                                    -
Minority interest                                                        28

Shareholders' deficit:
  Common stock, par value $0.01;
    authorized 100,000,000 shares;
    issued and outstanding 11,121,335 shares                            111
  Additional paid-in capital                                         18,960
  Accumulated deficit                                               (20,619)
  Other comprehensive income (loss)                                      38
                                                                ------------
  Total shareholders' deficit                                        (1,510)
                                                                ------------
Total liabilities and shareholders' deficit                     $     2,387
                                                                ============

     See accompanying notes to condensed consolidated financial statements.

                                            MYWEB INC.COM

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARES AND  PER SHARE AMOUNT)
                                             (UNAUDITED)


                                        For the Three Months Ended       For the Six Months Ended
                                         June 30,         June 30,       June 30,        June 30,
                                           2001             2000           2001            2000
Revenues:

  Net Sales                           $          634   $       1,600   $      1,324   $       2,988
  Interest and Other Income                       40              19             53              56
                                      ---------------  --------------  -------------  --------------

Total Revenues                                   674           1,619          1,377           3,044
                                      ---------------  --------------  -------------  --------------

Costs and Expenses:

  Cost of sales                                  531           1,116          1,123           2,413
  Sales and marketing                            225             898            469           1,907
  Product development                             54              86            157             347
  General administration                         290           1,517            594           2,446
                                      ---------------  --------------  -------------  --------------

Total Costs and Expenses                       1,100           3,617          2,343           7,113
                                      ---------------  --------------  -------------  --------------


Operating Loss                                  (426)         (1,998)          (966)         (4,069)

Equity in loss of associated company              (8)              -            (18)              -

Minority Interest                                 (6)            (64)            (7)            (85)

Gain on disposal of subsidiary                     -               -             87               -
                                      ---------------  --------------  -------------  --------------

Loss before income taxes                        (440)         (2,062)          (904)         (4,154)

Income Taxes                                       -               -              -               -
                                      ---------------  --------------  -------------  --------------

Net Loss                              $         (440)  $      (2,062)  $       (904)  $      (4,154)
                                      ===============  ==============  =============  ==============

Loss per share                        $        (0.04)  $       (0.18)  $      (0.08)  $       (0.37)

Average number of                         11,121,335      11,112,285     11,121,335      11,112,285
 common shares outstanding

     See accompanying notes to condensed consolidated financial statements.

                                               MYWEB INC.COM
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS OF DOLLARS)


                                                                                      (Unaudited)
                                                                               For The Six Months Ended
                                                                             -----------------------------
                                                                               June 30,        June 30,
                                                                                 2001            2000
                                                                             -------------  --------------
Operating Activities:
  Net loss                                                                   $       (904)  $      (4,154)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                         64              75
  Amortization of goodwill                                                             23             195
  Non-cash expense                                                                    252           1,248
  Minority interest in net income                                                       7              85
  (Gain) loss on disposal of equipment                                                 16              (4)
  Disposition of equipment                                                              -              16
  Property and equipment written off                                                    4               -
  Equity in losses of associated company                                               18               -
  Gain on disposal of investment                                                      (87)              -
  Provision for doubtful accounts                                                      41               -

Changes in Operating Working Capital:
  Accounts receivable                                                                 (58)            273
  Inventories                                                                         103            (152)
  Prepaids and other current assets                                                   498             251
  Accounts payable                                                                   (573)           (485)
  Deferred revenue                                                                    (87)            (12)
  Related company                                                                      (8)              -

                                                                             -------------  --------------
  Net cash used in operating activities                                              (691)         (2,664)
                                                                             -------------  --------------

Investing Activities:
  Acquisition of property and equipment                                               (15)           (219)
  Pro ceeds from disposal of investment                                               (83)
  Proceeds from disposal of equipment                                                  18              18
  Acquired cash in acquisitions                                                         -               6

                                                                             -------------  --------------
  Net cash used in Investing Activities                                               (80)           (195)
                                                                             -------------  --------------

Financing Activities:
  Proceeds from issuance of common stock                                            1,000               -
  Net change in short- term borrowings                                               (362)            362
  Proceeds from minority shareholders                                                   -              11
  Borrowings from (repayments to) directors                                            24            (116)
  Share Application Money received                                                      -           1,100

                                                                             -------------  --------------
  Net cash provided by financing activities                                           662           1,357
                                                                             -------------  --------------

Effect of exchange rate changes on cash                                                 4              (2)
                                                                             -------------  --------------
Decrease in cash and cash equivalents                                                (105)         (1,504)
Cash, beginning of period                                                             141           2,362
                                                                             -------------  --------------
Cash, end of period                                                          $         36   $         858
                                                                             =============  ==============

Supplemental disclosures
  Income taxes paid                                                                     1               7
                                                                             =============  ==============
  Interest paid                                                                         8               7
                                                                             =============  ==============

     See accompanying notes to condensed consolidated financial statements.

                                  MYWEB INC.COM

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE  1:     BASIS  OF  PRESENTATION

The accompanying financial statements report the consolidated accounts of MyWeb Inc.com. and its wholly owned subsidiaries, TecnoChannel Technologies Sdn. Bhd. (a Malaysian corporation) and its subsidiary companies, MyWeb Asia Pte. Ltd. (a Singapore corporation), MyWeb Network System (Beijing) Co. Ltd. (a China corporation), MyWeb America Inc. (a Delaware corporation) and Easy2Bid Pte. Ltd. (a Singapore corporation). Pursuant to the acquisition described in Note 3 hereto, the Company has treated the acquisition of TecnoChannel Technologies as a reverse acquisition and, accordingly, has reported TecnoChannel Technologies' 1998 statements as continuous. The Company was incorporated on February 20, 1985 pursuant to the laws of the State of Nevada, and presently has operations offices in Kuala Lumpur and Beijing in addition to an administrative office in San Francisco, California.

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

On April 27, 2000, the Company entered into a Joint Venture and Shareholders' Agreement with three other parties (the "Joint Venture Agreement") to form a joint venture for the purpose of undertaking and engaging in the business of providing Electronic Delivery Services to, and as a Service Provider for, the Electronic Government Project in Malaysia. Under the Joint Venture Agreement, the Company is obligated to subscribe to 35% of the total issued and paid up capital of the Joint Venture Company, which amounts to approximately $92,000. Pursuant to the agreement, the Company is to undertake a lead role in the planning, management, organization and implementation of the Electronic Data Services and Service Provider for the Electronic Government Project. The first phase of the Electronic Government was launched in July 2001.

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

NOTE  7:     SHORT  TERM  BORROWINGS

The short term borrowings represent a short term loan obtained by MyWeb Network System (Beijing) Co., Ltd. from the China Construction Bank. The short term borrowing bears interest at the rate of 6.44% per annum and the principal amount was payable in full on January 13, 2001. Interest was payable quarterly commencing March 21, 2000. The loan has been was fully repaid during the period ended March 31, 2001.

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

On December 27, 2000, the Company entered into a new subscription agreement with Asia Internet, which superseded the subscription agreement entered into on March 23, 2000. Under the terms of the new subscription agreement, Asia Internet agreed to subscribe to 5 million shares of the Company's common stock at a price of $0.50 per share, in an unregistered offering pursuant to section 4(2) or 3(b) of the Securities Act. The Company received an additional payment of $1.0 million on January 8, 2001 and agreed with Asia Internet to defer collection of the remaining $500,000 until after the issuance of 4 million shares. The Company anticipates issuing the 4 million shares to Asia Internet pending approval of its Additional Listing Application by AMEX.

NOTE  9:     COMMITMENTS  AND  CONTINGENCIES

Stock  Incentive  Plan

Under its Stock Incentive Plans, the Company may grant stock options and incentive awards to executives, directors and employees as an additional motivation to further the Company's success and increase shareholder value. Incentive or non-qualified stock options under these plans may be exercised up to 10 years from the date the options were granted and vest over a period of up to two (2) years. Certain options granted in 1999 became exercisable immediately. Option holders are required to tender cash or shares of the Company's common stock that they already owned equal to the aggregate exercise price of the options at the time of exercise. Options outstanding under these plans may not exceed 15% of the total number of shares at any time outstanding and the total number of options that may be granted under the plans may not exceed 1,000,000 under each plan. At March 31, 2001, shares available for future awards under these plans were 1,112. For the three months and six months ended June 30, 2001, the Company recognized compensation expenses of $126,000 and $252,000 respectively, relating to the intrinsic value at the date of grant of certain options.

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

NOTE  10:     CERTAIN  TRANSACTIONS

Proposed Spin-off and Listing on the Labuan International Financial Exchange ("LFX")

On February 21, 2001, MyWeb Technologies Ltd. ("MyTech"), a company incorporated in the British Virgin Islands and a subsidiary of TecnoChannel, obtained approval in principle from the regulatory bodies of LFX for the admission to the Official List of LFX and for the floatation of the entire issued and paid-up share capital of MyTech. The proposed spin-off has been structured to effect transfer of 100% ownership in a number of TecnoChannel subsidiaries (and, accordingly, the set-top box business) to MyTech in order to increase MyTech's value in contemplation of its initial public offering on the LFX. The spin-off is subject to final approval from the regulatory bodies of LFX and the Company anticipates receiving such approval by the end of the third quarter of 2001

Subscription  Agreements  Entered  into  by  MyWeb  Beijing

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

NOTE  11:     MANAGEMENT  PLANS

Based on the current difficult market conditions, we are targeting to breakeven by first half of 2002. . During the 2000 Period, we expanded our services to include software engineering and e-commerce consulting services, in addition to our established operations, to capitalize on the demand for such services in the Asian region. By providing a range of integrated services along with operating our portal services in the emerging markets, we expect to obtain a competitive edge over our competitors.

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

As discussed below, the three months ended June 30, 2001 was characterized by a decrease in revenue as a result of the sale of Pacific Office Supplies Sdn. Bhd. and a decrease in expenses incurred in connection with the Company's cost of revenue, advertisement and promotion/marketing related expenses, as well as a decrease in personnel and employee compensation expenses. The Company has maintained its strategic alliances with local Chinese partners, i.e., manufacturers, content providers and Internet service providers, for the continued deployment of the set-top boxes, and for MyWeb's localized portal site in China. The Company has undertaken various cost reduction exercises in China and other emerging markets while attempting to increase revenues by capitalizing on the growing demand for system integration and e-commerce consultancy services in Asia by providing and expanding such services in its Asian operations. The Company expects to either minimize operating losses or achieve breakeven status during 2001 in China and its other operating markets.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000.

Revenues
--------

Revenues were $674,000, including $40,000 of interest and other income, in the three month period ended June 30, 2001 (the "2001 Second Quarter") compared to $1.62 million, including $19,000 of interest and other income, in the three month period ended June 30, 2000 (the "2000 Second Quarter"). The decrease in revenues of $945,000 in the 2001 Second Quarter as compared to the 2000 Second Quarter was primarily due to the disposal of Pacific Office Supplies in January 2001. Revenues for the 2001 Second Quarter consisted primarily of e-commerce transactions of $539,000 and set-top box revenue of approximately $51,000. No customer accounted for more than 10% of total revenues during the 2001 Second Quarter.

Cost  of  Sales
---------------

Cost of sales was $531,000 in the 2001 Second Quarter compared to $1.12 million in the 2000 Second Quarter. The decrease in cost of sales of 52% in the 2001 Second Quarter compared to the 2000 Second Quarter was primarily due to decrease in the costs of goods for e-commerce transactions which is consistent with the decrease in revenue over the same period of time.
Total  Operating  Expenses

Total operating expenses were $569,000 in the 2001 Second Quarter compared to $2.50 million in the 2000 Second Quarter. The decrease in total operating expenses of 77% in the 2001 Second Quarter compared to the 2000 Second Quarter was primarily attributable to a decrease in sales and marketing expenses from $898,000 in the 2000 Second Quarter to $225,000 in the 2001 Second Quarter and general and administration expenses from $1.52 million in the 2000 Second
Quarter  to  $290,000  in  the  2001  Second  Quarter.

Sales and marketing expenses consisted primarily of non-monetary stock compensation, employee compensation, other promotion/marketing related expenses and employee related expenses. The decrease in absolute dollars from the 2000 Second Quarter is primarily attributable to a decrease in personnel, the costs associated with the Company's advertising and promotion/marketing related expenses in China and Malaysia and employee related expenses.

General administration expenses decreased 81% from $1.52 million in the 2000 Second Quarter to $290,000 in the 2001 Second Quarter. General administration expenses in the 2001 Second Quarter consisted primarily of employee compensation, employee related expenses, amortization of goodwill and fees for professional services. The decrease in absolute dollars from the 2000 Second Quarter is primarily a result of decrease of employee compensation, employee related expenses, the decrease in the amortization of goodwill as, a result of the disposal of Pacific Office, as well as the decrease in fees for professional services.

Net  Loss
---------

The Company recorded a lower net loss of $440,000 or $0.04 per share for the 2001 Second Quarter compared to a net loss of $2.06 million or $0.18 per share for the 2000 Second Quarter. The decrease in net loss was primarily attributable to the decrease in cost of revenues, advertising and promotion/marketing related expenses, especially in the Company's operations in China and Malaysia, employee compensation expenses and fees for professional services.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000

Total  Revenue
--------------

Revenues decreased from $3.04 million, including interest and other income of $56,000, in the six month period ended June 30, 2000 (the "2000 Period") to $1.38 million, including interest and other income of $53,000, in the six month period ended June 30, 2001 (the "2001 Period"), a decrease of 55%. This decrease was primarily due to the disposal of Pacific Office Supplies in January 2001. Revenues for the 2001 Period consisted primarily of e-commerce transactions of $1.10 million and set top box revenue of $160,000. No customer accounted for more than 10% of total revenues during the 2001 Period.

Cost  of  Sales
---------------

Cost of sales decreased from $2.41 million in the 2000 Period to $1.12 million in the 2001 Period, a decrease of 53%. The decrease in cost of sales was primarily due to decrease in the costs of goods for e-commerce transactions which is consistent with the decrease in revenue over the same period.

Total  Operating  Expenses
--------------------------

Total operating expenses decreased 74% from $4.70 million in the 2000 Period to $1.22 million in the 2001 Period. The decrease was primarily attributable to a decrease in sales and marketing expenses from $1.91 million in the 2000 Period to $469,000 in the 2001 Period, a decrease of 75% , and general administration expenses from $2.44 million in the 2000 Period to $594,000 in the 2001 Period, a decrease of 76%.

Sales and marketing expenses decreased 75% from $1.91 million in the 2000 Period to $469,000 in the 2001 Period. Sales and marketing expenses consisted primarily of employee compensation, advertising and other promotion/marketing related expenses. The decrease in absolute dollars from the 2000 period is primarily attributable to the decrease in personnel costs and the costs associated with the Company's advertising and promotion/marketing related expenses in China and Malaysia and employee related expenses.

Product development expenses decreased 55% from $347,000 in the 2000 Period to $157,000 in the 2001 Period. Product development expenses consisted primarily of employee compensation relating to developing and enhancing features of the MyWeb online service properties. The decrease in absolute dollars is primarily a result of the increase in the number of engineers responsible for the product development , employee related expenses and stock compensation expenses.

General administration expenses increased 76% from $2.44 million in the 2000 Period to $594,000 in the 2001 Period. General administration expenses consisted primarily of employee compensation, employee related expenses, amortization of goodwill and fees for professional services. The decrease in absolute dollars from the 2001 Period is primarily a result of decrease of employee compensation, employee related expenses, the decrease in the amortization of goodwill as, a result of the disposal of Pacific Office, as well as the decrease in fees for professional services.

Net  Loss
---------

The Company recorded a net loss of $904,000 or $0.08 per share for the 2001 Period compared to net loss $4.15 million or $0.37 per share for the 2000 Period. The decrease in net loss was primarily attributable to the decrease in cost of revenue, advertising and promotion/marketing related expenses especially in the Company's operations in China and Malaysia, as well as the decrease in personnel, employee compensation expenses and fees for professional services.

Liquidity  and  Capital  Resources
----------------------------------

At June 30, 2001, the Company had cash and cash equivalents totaling $36,000 compared to $858,000 at June 30, 2000. Cash used in operating activities of $687,000 for the six months ended June 30, 2001 was primarily due to the net loss of $549,000 for the 2001 Period. Cash provided by financing activities of $662,000 during the 2001 Period was primarily from proceeds on the issuance of common stock.

The Company completed a private placement of 250,000 shares of its common stock on March 23, 2000 for aggregate proceeds of $2.5 million. Under the terms of the agreement, we received an initial payment of $1.0 million on April 4, 2000. On December 27, 2000, the Company and Asia Internet Assets Inc. ("Asia Internet") amended the terms of the private placement agreement previously entered into by increasing the number of shares of MyWeb common stock to be issued to Asia Internet for aggregate proceeds of $2.5 million from 250,000 shares to 5 million shares. Under the terms of the amended agreement, we received an additional payment of $1.0 million on January 8, 2001. Subsequently, we have agreed to permit Asia Internet to defer the payment of the remaining $500,000 until the issuance of until the issuance of 4 million shares of our common stock. We anticipate issuing the 4 million shares to Asia Internet upon receiving approval of our Additional Listing Application by AMEX

The  Company  is  continuing to pursue leads for additional potential investors.
The Company believes that with additional funds, we will be able to meet our current expenditure requirements and achieve our targets as mentioned below for the year 2001. Any additional funds raised will determine the speed with which such operations are pursued.

Based on the current difficult market conditions, we are targeting to breakeven by first half of 2002 During the 2000 Period, the Company expanded its services to include software engineering and e-commerce consulting services, in addition to our established operations, to capitalize on the demand for such services in the Asian region. By providing a range of integrated services along with running its portal services in the emerging markets, the Company expects to obtain a competitive edge over its competitors.

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

            None
------------------------
* Previously filed with the Commission on Form 10-KSB of MyWeb Inc.com on April 16, 2001, and incorporated by reference.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                         MYWEB INC.COM
                                         (Registrant)



                                          By:  /s/ Thean Soon Wong
                                               ---------------------------------
                                               Thean Soon Wong
                                               Director and Chairman


Date:  August 20, 2001