Form 10QSB
period 2001-09-30
MYWEB INC COM
filed 2001-11-27
CIK 823190

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                                       OR

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2001, the registrant had 11,121,357 shares of Common Stock outstanding.

     Transitional Small Business Disclosure Format  (check one):

Yes     No  X
    ---    ---

                                  MYWEB INC.COM

                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2001


                                                                          Page
          Index                                                           Number

PART  I   FINANCIAL  INFORMATION

Item  1   Consolidated  Balance  Sheet  at  September  30,  2001               3
          (unaudited)

          Consolidated  Statements  of Operations for the three months         4
          ended September 30, 2001 and September 30, 2000 (unaudited) and the nine months ended September 30, 2001 and September
          30,  2000  (unaudited)

          Consolidated  Statements  of  Cash Flows for the nine months         5
          ended  September 30, 2001 and September 30, 2000 (unaudited)

          Notes  to  Consolidated  Financial  Statements                       6

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                  MYWEB INC.COM
                           CONSOLIDATED BALANCE SHEET
                (IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARE DATA)

                                                                 (Unaudited)
                                                                 ------------
                                                                  September
                                                                   30, 2001
                                                                 ------------
ASSETS
Current assets:
   Cash and cash equivalents                                     $       289
   Accounts receivable, net of allowance for doubtful accounts           561
   in the amount of $41
   Inventories                                                           321
   Prepaid expenses and other current assets                           2,062
                                                                 ------------
   Total current assets                                                3,233
                                                                 ------------

Interest in associated company                                            42
Property and equipment, net                                            1,933
Goodwill, net                                                             58

                                                                 ------------
Total assets                                                           5,266
                                                                 ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable, trade                                             1,538
   Other accounts payable                                              4,278
   Short term borrowings                                                  66
   Due to directors                                                      214
   Due to a related company                                               21
   Income taxes payable                                                   11
   Deferred revenue                                                       21
                                                                 ------------
   Total current liabilities                                           6,149
                                                                 ------------
Commitments and contingencies (Note 9)
Deferred Credit                                                          236
Minority interest                                                        389

Shareholders' deficit:
   Common stock, par value $0.01;
       authorized 100,000,000 shares;
       issued and outstanding 11,121,335 shares                          111
   Additional paid-in capital                                         19,085
   Stock Subscribed                                                       74
   Accumulated deficit                                               (20,800)
   Other comprehensive income                                             22
                                                                 ------------
   Total shareholders' deficit                                        (1,508)
                                                                 ------------
Total liabilities and shareholders' deficit                            5,266
                                                                 ============

          See accompanying notes to consolidated financial statements.

                                        MYWEB INC.COM

                            CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS OF DOLLARS, EXCEPT FOR SHARES AND PER SHARE AMOUNT)
                                         (UNAUDITED)

                                      For the Three Months Ended  For the Nine Months Ended
                                        Sept 30,      Sept 30,      Sept 30,      Sept 30,
                                          2001          2000          2001          2000
Revenues:

   Net sales                          $       887   $     1,507   $     2,211   $     4,495
   Interest and other income                   19           122            72           178
                                      ------------  ------------  ------------  ------------
Total revenues                                906         1,629         2,283         4,673
                                      ------------  ------------  ------------  ------------
Costs and expenses:

   Cost of sales                              686         1,286         1,809         3,699
   Sales and marketing                        138           612           607         2,519
   Product development                         32           156           189           503
   General administration                     136           686           730         3,132
                                      ------------  ------------  ------------  ------------

 Total costs and expenses                     992         2,740         3,335         9,853
                                      ------------  ------------  ------------  ------------

Operating loss                                (86)       (1,111)       (1,052)       (5,180)

Equity in loss of associated company           (4)            -           (22)            -

Minority interest                             (55)          (13)          (62)          (98)

Gain on disposal of subsidiary                  -             -            87             -
                                      ------------  ------------  ------------  ------------

Loss before income taxes                     (145)       (1,124)       (1,049)       (5,278)

Income taxes                                  (37)           (1)          (37)           (1)
                                      ------------  ------------  ------------  ------------

Net loss                              $      (182)  $    (1,125)  $    (1,086)  $    (5,279)
                                      ============  ============  ============  ============
Loss per share                        $     (0.02)  $     (0.10)  $     (0.10)  $     (0.48)

Average number of                      11,121,335    11,112,285    11,121,335    11,112,285
 common shares outstanding

          See accompanying notes to consolidated financial statements.

                                           MYWEB INC.COM
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS OF DOLLARS)

                                                                                  (Unaudited)
                                                                           For The Nine Months Ended
                                                                           -------------------------
                                                                              Sept 30,    Sept 30,
                                                                                2001        2000
                                                                             ----------  ----------
Operating Activities:
   Net loss                                                                  $  (1,086)  $  (5,279)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                     99         120
   Amortization of goodwill                                                         25         293
   Non-cash expense                                                                378       1,621
   Minority interest in net income                                                  61          98
   (Gain) loss on disposal of equipment                                             16          (4)
   Disposition of equipment                                                                     23
   Property and equipment written off                                                4           -
   Equity in losses of associated company                                           22           -
   Gain on disposal of investment                                                  (87)          -
   Provision for doubtful accounts                                                  41           2

Changes in Operating Working Capital:
   Accounts receivable                                                            (214)        459
   Inventories                                                                      97        (452)
   Prepaids and other current assets                                              (372)        229
   Accounts payable                                                              1,620        (142)
   Deferred revenue                                                                (87)         36
   Tax paid                                                                          -          (1)
                                                                             ----------  ----------
   Net cash provided by (used in) operating activities                             517      (2,997)
                                                                             ----------  ----------

Investing Activities:
   Acquisition of property and equipment                                        (1,663)       (266)
   Proceeds from disposal of investment                                            (83)
   Proceeds from disposal of equipment                                              20          21
   Acquired cash in acquisitions                                                   319           6
                                                                             ----------  ----------
   Net cash provided by (used in) Investing Activities                          (1,407)       (239)
                                                                             ----------  ----------

Financing Activities:
   Proceeds from issuance of common stock                                        1,000           -
   Net change in short- term borrowings                                           (296)        362
   Proceeds from minority shareholders                                             307          11
   Borrowings from (repayments to) directors                                        27         (19)
   Share Application Money received                                                          1,100
                                                                             ----------  ----------
   Net cash provided by financing activities                                     1,038       1,454
                                                                             ----------  ----------
Effect of exchange rate changes in cash                                              -          (3)
                                                                             ----------  ----------

Increase (Decrease) in cash and cash equivalents                                   148      (1,785)
Cash, beginning of period                                                          141       2,362
                                                                             ----------  ----------
Cash, end of period                                                          $     289   $     577
                                                                             ==========  ==========
Supplemental disclosures
   Income taxes paid                                                                 1           1
                                                                             ==========  ==========
   Interest paid                                                                     8           7
                                                                             ==========  ==========

                  See accompanying notes to consolidated financial statements.

                                  MYWEB INC.COM

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:        BASIS OF PRESENTATION

The accompanying financial statements report the consolidated accounts of MyWeb Inc.com. and its wholly owned subsidiaries, TecnoChannel Technologies Sdn. Bhd. (a Malaysian corporation) and its subsidiary companies, MyWeb Asia Pte. Ltd. (a Singapore corporation), MyWeb Network System (Beijing) Co. Ltd. (a China corporation), MyWeb America Inc. (a Delaware corporation), Easy2Bid Pte. Ltd. (a Singapore corporation), Beijing BiaoQi Culture Spreading Co. Ltd.(a China corporation) and Beijing New BiaoQi Advertisement Co. Ltd. (a China corporation). Pursuant to the acquisition described in Note 3 hereto, the Company has treated the acquisition of TecnoChannel Technologies as a reverse acquisition and, accordingly, has reported TecnoChannel Technologies' 1998 statements as continuous. The Company was incorporated on February 20, 1985 pursuant to the laws of the State of Nevada, and presently has operations offices in Kuala Lumpur and Beijing in addition to an administrative office in San Francisco, California.

NOTE 2:        UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

                                  MYWEB INC.COM

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

On August 15, 2001, the Company entered into a Share Swap Agreement to acquire 51% interest in both Beijing BiaoQi Culture Spreading Co. Ltd., a China corporation engaged in the economic and cultural information consulting as well as movies and related business and Beijing New BiaoQi Advertisement Co. Ltd., a China corporation engaged in designing and producing of multinational advertisement business for television and related media ("BBCS" and "BNBA" respectively). Under the terms of the Agreement, the Company will issue 740,000 shares in exchange for the 51% interest in both BBCS and BNBA at a total consideration of approximately $74,000. The Company accounted for the acquisition of BBCS and BNBA using the purchase method of accounting. Accordingly, the purchase price has been assigned to the fair values of the acquired assets and liabilities, resulting in the recognition of a deferred credit in the amount of $245,000 which is being amortized to income over a 3 year period. The 740,000 shares of the Company is in the process of being issued pending completion of due diligence of the two acquired companies as well as the completion of approval from the relevant from the relevant regulatory bodies in the People's Republic of China.

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

                                  MYWEB INC.COM

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6:        DUE  TO  DIRECTORS

Amounts due to directors represent short-term non interest bearing advances, with no set repayment terms. These amounts will be repaid from operational cash flows.

NOTE 7:        SHORT  TERM  BORROWINGS

The short term borrowings consisted mainly of a short term loan obtained by MyWeb Network System (Beijing) Co., Ltd. from the China Construction Bank. The short term borrowing bears interest at the rate of 6.44% per annum and the principal amount was payable in full on January 13, 2001. Interest was payable quarterly commencing March 21, 2000. The loan was fully repaid during the period ended March 31, 2001.

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

NOTE 9:        COMMITMENTS AND CONTINGENCIES

Stock Incentive Plan

Under its Stock Incentive Plans, the Company may grant stock options and incentive awards to executives, directors and employees as an additional motivation to further the Company's success and increase shareholder value. Incentive or non-qualified stock options under these plans may be exercised up to 10 years from the date the options were granted and vest over a period of up to two (2) years. Certain options granted in 1999 became exercisable immediately. Option holders are required to tender cash or shares of the Company's common stock that they already owned equal to the aggregate exercise price of the options at the time of exercise. Options outstanding under these plans may not exceed 15% of the total number of shares at any time outstanding and the total number of options that may be granted under the plans may not exceed 1,000,000 under each plan. At September 30, 2001, shares available for future awards under these plans were 1,112. For the three months and six months ended September 30, 2001, the Company recognized compensation expenses of $126,000 and $378,000 respectively, relating to the intrinsic value at the date of grant of certain options.

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

In July 2001, Philips Electronics Singapore Pte Ltd ("Philips") has issued a Notice of Demand for an outstanding amount due and owing from Tecnochannel for various goods, which has been purchased from Philips.

Except as disclosed above, the Company is not currently aware of any other legal proceedings or claims that the Company believes will have, individually or in aggregate, a material adverse effect on the Company's financial position or results of operation.

NOTE 10:       CERTAIN TRANSACTIONS

Proposed Spin-off and Listing on the Labuan International Financial Exchange ("LFX")

On February 21, 2001, MyWeb Technologies Ltd. ("MyTech"), a company incorporated in the British Virgin Islands and a subsidiary of TecnoChannel, obtained approval in principle from the regulatory bodies of LFX for the admission to the Official List of LFX and for the floatation of the entire issued and paid-up share capital of MyTech. The proposed spin-off has been structured to effect transfer of 100% ownership in a number of TecnoChannel subsidiaries (and, accordingly, the set-top box business) to MyTech in order to increase MyTech's value in contemplation of its initial public offering on the LFX. The spin-off is subject to final approval from the regulatory bodies of LFX. However, the Company has postponed the listing indefinitely due to the unfavorable market conditions.

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

The Company has submitted the required documents to apply for approval from the relevant regulatory bodies in the People's Republic of China for the effective transfer of such ownership to Beijing STH Investment. The change in shareholdings as noted above will only be effected upon the final approval from the relevant Chinese regulatory bodies whereupon, Beijing STH Investment will hold 18% of the paid-up capital of MyWeb Beijing but will have 22% of any operating profits or losses of MyWeb Beijing.

                                  MYWEB INC.COM

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 11:       SUBSEQUENT  EVENT

Disposal of Investment in MyWeb E-Commerce Sdn Bhd

On October 1, 2001, the Company sold its subsidiary's 80% interest in MyWeb E-Commerce for a total consideration of approximately $37,000.

NOTE 12:       MANAGEMENT  PLANS

Based on the current difficult market conditions, the Company is targeting to breakeven by first half of 2002. During 2000, the Company expanded its services to include software engineering and e-commerce consulting services, in addition to its established operations, to capitalize on the demand for such services in the Asian region. By providing a range of integrated services along with operating its portal services in the emerging markets, the Company expects to obtain a competitive edge over our competitors.

The  Company  is  continuing to pursue leads for additional potential investors.
The Company believes that with additional funds, we will be able to meet our current expenditure requirements and achieve our targets as mentioned below for the year 2001. Any additional funds raised will determine the speed with which such operations are pursued.

The Company believes that its current funds, together with the cash generated by our operations and the proceeds, if any, raised by the completion of the proposed spin-off of MyTech upon the eventual successful listing on the LFX, will be sufficient to meet its working capital requirements for the next twelve months. The Company does not expect to incur any significant capital expenditures in 2001. In order to provide for any potential or unanticipated need for additional financing, the Company is currently in negotiations with several parties to obtain additional funds, however, there can be no assurance that such financing will be available on terms and conditions acceptable to the Company, if available at all. If such financing is necessary and cannot be obtained, the Company would be required to reduce or postpone expenditures and curtail operations. Any such postponement could have a material adverse effect on the Company's business and results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

As discussed below, the three months ended September 30, 2001 was characterized by a decrease in revenue as a result of the sale of Pacific Office Supplies Sdn. Bhd. and a decrease in expenses incurred in connection with the Company's cost of revenue, advertisement and promotion/marketing related expenses, as well as a decrease in personnel and employee compensation expenses. The Company has maintained its strategic alliances with local Chinese partners, i.e., manufacturers, content providers and Internet service providers, for the continued deployment of the set-top boxes, and for MyWeb's localized portal site in China. The Company has undertaken various cost reduction exercises in China and other emerging markets while attempting to increase revenues by capitalizing on the growing demand for system integration and e-commerce consultancy services in Asia by providing and expanding such services in its Asian operations. Due to the current political and economic conditions, subsequent to September 11, 2001 the Company now expects to minimize operating losses or achieve breakeven status only in 2002 in China and its other operating markets.

We have a limited operating history upon which to base an evaluation of our business and prospects. We have yet to achieve significant revenues, and our ability to generate significant revenues in the future is uncertain. Further, in view of the rapidly evolving nature of our business and our limited operating history, it is not possible to forecast future revenues. We believe, therefore, that period-to-period comparisons of our financial results are not necessarily meaningful, and should not be relied on as an indication of future performance.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

Revenues
--------

Revenues were $906,000, including $19,000 of interest and other income, in the three months ended September 30, 2001 (the "2001 Third Quarter") compared to $1.63 million, including $122,000 of interest and other income, in the three months ended September 30, 2000 (the "2000 Third Quarter"). The decrease in revenues of $723,000 in the 2001 Third Quarter as compared to the 2000 Third Quarter was primarily due to the disposal of Pacific Office Supplies in January 2001. Revenues for the 2001 Third Quarter consisted primarily of e-commerce transactions of $478,000, and advertising revenue of $397,000. No customer accounted for more than 10% of total revenues during the 2001 Third Quarter.

Cost  of  Sales
---------------

Cost of sales was $686,000 in the 2001 Third Quarter compared to $1.29 million in the 2000 Third Quarter. The decrease in cost of sales of 47% in the 2001 Third Quarter compared to the 2000 Third Quarter was primarily due to decrease in the costs of goods for e-commerce transactions which is consistent with the decrease in revenue over the same period of time.

Total  Operating  Expenses
--------------------------

Total operating expenses were $306,000 in the 2001 Third Quarter compared to $1.45 million in the 2000 Third Quarter. The decrease in total operating expenses of 79% in the 2001 Third Quarter compared to the 2000 Third Quarter was primarily attributable to a decrease in sales and marketing expenses from $612,000 in the 2000 Third Quarter to $138,000 in the 2001 Third Quarter and general and administration expenses from $686,000 in the 2000 Third Quarter to $136,000 in the 2001 Third Quarter.

Sales and marketing expenses consisted primarily of non-monetary stock compensation, employee compensation, other promotion/marketing related expenses and employee related expenses. The decrease in absolute dollars from the 2000 Third Quarter is primarily attributable to a decrease in personnel, the costs associated with the Company's advertising and promotion/marketing related expenses in China and Malaysia and employee related expenses.

Product development expenses decreased 79% from $156,000 in the 2000 Period to $32,000 in the 2001 Period. Product development expenses consisted primarily of employee compensation relating to developing and enhancing features of the MyWeb online service properties. The decrease in absolute dollars is primarily a result of the decrease in the number of engineers responsible for the product development, employee related expenses and stock compensation expenses.

General administration expenses decreased 80% from $686,000 in the 2000 Third Quarter to $136,000 in the 2001 Third Quarter. General administration expenses in the 2001 Third Quarter consisted primarily of employee compensation, employee related expenses, amortization of goodwill and fees for professional services. The decrease in absolute dollars from the 2000 Third Quarter is primarily a result of decrease in employee compensation, employee related expenses, the decrease in the amortization of goodwill, a result of the disposal of Pacific Office, as well as the decrease in fees for professional services.

Net  Loss
---------

The Company recorded a lower net loss of $182,000 or $0.02 per share for the 2001 Third Quarter compared to a net loss of $1.13 million or $0.10 per share for the 2000 Third Quarter. The decrease in net loss was primarily attributable to profit contributed by the two acquired companies, BBCS and BBNA, as discussed in Note 3 above as well as the decrease in cost of sales, advertising and promotion/marketing related expenses in China and Malaysia, employee compensation expenses and fees for professional services.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Total  Revenue
--------------

Revenues decreased from $4.67 million, including interest and other income of $178,000, in the nine months ended September 30, 2000 (the "2000 Period") to $2.28 million, including interest and other income of $72,000, in the nine months ended September 30, 2001 (the "2001 Period"), a decrease of 51%. This decrease was primarily due to the disposal of Pacific Office Supplies in January 2001. Revenues for the 2001 Period consisted primarily of e-commerce transactions of $1.58 million, advertising revenue of $461,000 and set top box revenue of $172,000. No customer accounted for more than 10% of total revenues during the 2001 Period.

Cost  of  Sales
---------------

Cost of sales decreased from $3.70 million in the 2000 Period to $1.81 million in the 2001 Period, a decrease of 51%. The decrease in cost of sales was primarily due to decrease in the costs of goods for e-commerce transactions which is consistent with the decrease in revenue over the same period.

Total  Operating  Expenses
--------------------------

Total operating expenses decreased 75% from $6.15 million in the 2000 Period to $1.53 million in the 2001 Period. The decrease was primarily attributable to a decrease in sales and marketing expenses from $2.52 million in the 2000 Period to $607,000 in the 2001 Period, a decrease of 76%, and general administration expenses from $3.13 million in the 2000 Period to $730,000 in the 2001 Period, a decrease of 77%.

Sales and marketing expenses decreased 76% from $2.52 million in the 2000 Period to $607,000 in the 2001 Period. Sales and marketing expenses consisted primarily of employee compensation, advertising and other promotion/marketing related expenses. The decrease in absolute dollars from the 2000 period is primarily attributable to the decrease in personnel costs and the costs associated with the Company's advertising and promotion/marketing related expenses in China and Malaysia and employee related expenses.

Product development expenses decreased 62% from $503,000 in the 2000 Period to $189,000 in the 2001 Period. Product development expenses consisted primarily of employee compensation relating to developing and enhancing features of the MyWeb online service properties. The decrease in absolute dollars is primarily a result of the decrease in the number of engineers responsible for the product development, employee related expenses and stock compensation expenses.

General administration expenses decreased 77% from $3.13 million in the 2000 Period to $730,000 in the 2001 Period. General administration expenses consisted primarily of employee compensation, employee related expenses, amortization of goodwill and fees for professional services. The decrease in absolute dollars from the 2001 Period is primarily a result of decrease of employee compensation, employee related expenses, the decrease in the amortization of goodwill as, a result of the disposal of Pacific Office, as well as the decrease in fees for professional services.

Net  Loss
---------

The Company recorded a net loss of $1.09 million or $0.10 per share for the 2001 Period compared to net loss $5.28 million or $0.48 per share for the 2000 Period. The decrease in net loss was primarily attributable to the profit contributed by the two acquired companies, BBCS and BBNA as discussed in Note 3 above as well as the decrease in cost of revenue, advertising and promotion/marketing related expenses in China and Malaysia, as well as the decrease in personnel, employee compensation expenses and fees for professional services.

Liquidity  and  Capital  Resources
----------------------------------

At September 30, 2001, the Company had cash and cash equivalents totaling $289,000 compared to $577,000 at September 30, 2000. Cash generated from operating activities of $517,000 for the nine months ended September 30, 2001 was primarily due to the reduced net loss of $1.09 million for the 2001 Period as compared to a net loss of $5.28 million in the 2000 Period. Cash provided by financing activities of $1.04 million during the 2001 Period was primarily from proceeds on the issuance of common stock.

The Company completed a private placement of 250,000 shares of its common stock on March 23, 2000 for aggregate proceeds of $2.5 million. Under the terms of the agreement, the Company received an initial payment of $1.0 million on April 4, 2000. On December 27, 2000, the Company and Asia Internet Assets Inc. ("Asia Internet") amended the terms of the private placement agreement previously entered into by increasing the number of shares of MyWeb common stock to be issued to Asia Internet for aggregate proceeds of $2.5 million from 250,000 shares to 5 million shares. Under the terms of the amended agreement, the Company received an additional payment of $1.0 million on January 8, 2001. Subsequently, the Company agreed to permit Asia Internet to defer the payment of the remaining $500,000 until the issuance of 4 million shares of our common. The Company anticipates issuing the 4 million shares to Asia Internet upon receiving approval of its Additional Listing Application by AMEX

The  Company  is  continuing to pursue leads for additional potential investors.
The Company believes that with additional funds, we will be able to meet our current expenditure requirements and achieve our targets as mentioned below for the year 2001. Any additional funds raised will determine the speed with which such operations are pursued.

Based on the current difficult market conditions, we are targeting to breakeven by first half of 2002. During the 2000 Period, the Company expanded its services to include software engineering and e-commerce consulting services, in addition to our established operations, to capitalize on the demand for such services in the Asian region. By providing a range of integrated services along with running its portal services in the emerging markets, the Company expects to obtain a competitive edge over its competitors. The Company also acquired two advertising companies in the People's Republic of China and are confident they will contribute to the sustained growth in revenue and profit.

The Company believes that its current funds, together with the cash generated by its operations and the proceeds, if any, raised by the completion of the proposed spin-off of MyTech upon the eventual successful listing on the LFX, will be sufficient to meet its working capital requirements for the next twelve months. The Company does not expect to incur any significant capital expenditure in 2001. In order to provide for any potential or unanticipated need for additional financing, the Company is currently in negotiations with several parties to obtain additional funds, however, there can be no assurance that such financing will be available on terms and conditions acceptable to the Company, if available at all. If such financing is necessary and cannot be obtained, we would be required to reduce or postpone expenditures and curtail operations. Any such postponement could have a material adverse effect on the Company's business and results of operation.

                                     PART II
                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None

ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5.     OTHER INFORMATION

In April 2001, the Company received verbal approval from the Labuan International Financial Exchange's (the "Exchange") regulatory body to list its shares on the Exchange, with formal approval to be granted upon the finalization of the terms of the proposed Spin-Off. However, the Company has postponed the listing indefinitely due to the unfavorable market conditions.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         10.69 Software License Agreement, dated March 5, 2001, by and between TecnoChannel Technologies Sdn. Bhd., MyWeb Access Sdn. Bhd., and MyWeb Network System (Beijing) Corporation Ltd. *

         10.71/A Supplementary Entente on the Equity Transference Agreement, dated January 22, 2001, modifying the investment time table.*

         10.71/B Supplement (No. 1) of Agreement on Equity Transference, dated February 7, 2001, replacing the investor.*

         10.72 Sale and Purchase Agreement, dated March 15, 2001, by and between Several Persons, MyWeb Technologies Ltd.,
                    (Purchaser) and Unioffice Sdn. Bhd., for the Purchase of shares of Unioffice.*

         10.73 Sale and Purchase Agreement, dated March 15, 2001, by and between TecnoChannel Technologies Sdn. Bhd. and MyWeb Technologies Ltd., (Purchaser) and MyWeb Access Sdn. Bhd., for the purchase of MyWeb Access shares. *

         10.74 Share Swap Agreement dated August 15, 2001, between MyWeb Inc.com and Mr Guoping Jiang and Miss Wei Ji of Beijing BiaoQi Culture Spreading Co. Ltd. and Beijing New BiaoQi Advertisement Co. Ltd for the purchase of Beijing BiaoQi
                    Culture Spreading Co. Ltd. and Beijing New BiaoQi Advertisement Co. Ltd shares. +

(b)   Reports on Form 8-K

               None

---------------------
* Previously filed with the Commission on Form 10-KSB of MyWeb Inc.com on April 16, 2001, and incorporated by reference.

+    Portions  of  this  exhibit  have  been  omitted  pursuant to a request for confidential treatment.

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



Date: November 27, 2001